Form 10-Q
period 1995-09-30
PHOENIX INFORMATION SYSTEMS CORP
filed 1995-11-13
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

 [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ---------


Commission File Number:  33-4934


                        PHOENIX INFORMATION SYSTEMS CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-3337797
-----------------------------------         ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

100 Second Avenue South, Suite 1100
      St. Petersburg, Florida                                         33701
----------------------------------------                         --------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
including area code:                                              (813) 894-8021
                                                                  --------------

                               Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   x    No
                                   -----     -----


As of November 1, 1995, the Registrant had 42,642,398 shares of common stock issued and outstanding.

                       PHOENIX INFORMATION SYSTEMS, CORP.

                                     INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets
                      March 31, 1995 and
                      September 30, 1995 (Unaudited)                     3

                 Unaudited Consolidated Statements of Operations
                      Three and Six Months ended
                      September 30, 1995 and
                      September 30, 1994 and Inception to
                      September 30, 1995                                 4

                 Unaudited Consolidated Statements of Cash Flows
                      Six Months ended
                      September 30, 1995 and
                      September 30, 1994 and Inception to
                      September 30, 1995 (Unaudited)                     5

                 Notes to Financial Statements (Unaudited)              6-7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    8-13

PART II.         OTHER INFORMATION                                      14


SIGNATURE PAGE                                                          15

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         ( A development stage company)

                         CONSOLIDATED BALANCE SHEETS -
                         -----------------------------
                     SEPTEMBER 30, 1995 AND MARCH 31, 1995
                     -------------------------------------


                                                                    September 30,                                March 31,
ASSETS                                                                   1995                                      1995
------                                                              -------------                             ------------
                                                                     (Unaudited)
Current Assets:
---------------

Cash and cash equivalents                                           $ 1,058,666                               $ 1,864,581
Prepaids                                                                115,508                                    17,700
Trade receivable                                                         35,696                                     7,141
Receivable from related parties                                          38,973                                   346,850
                                                                    -----------                               -----------
      Total current assets                                            1,248,843                                 2,236,272

Property and equipment, net                                           2,075,720                                 1,646,563
Deposits and other                                                      165,372                                    39,706
Due from joint venture partner                                          378,560                                   174,605
Goodwill, net                                                           446,469                                   487,202
                                                                    -----------                               -----------
      Total assets                                                  $ 4,314,964                               $ 4,584,348
                                                                    ===========                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
--------------------
Notes payable                                                       $   271,283                               $    11,522
Accounts payable                                                      1,442,265                                 1,256,134
Accrued payroll and payroll taxes                                        92,174                                   120,592
Accrued interest                                                            833                                    70,038
Capital lease obligation                                                  5,900                                     5,900
                                                                    -----------                               -----------
      Total current liabilities                                       1,812,455                                 1,464,186

Notes payable                                                           190,842                                      -
Payable to related parties                                               56,738                                   593,051
Capital lease obligation                                                  5,115                                     9,391
Accrued compensation expense                                            196,250                                    53,750

      Total non-current liabilities                                     448,945                                   656,192
                                                                    -----------                               -----------
      Total liabilities                                               2,261,400                                 2,120,378
                                                                    -----------                               -----------
Commitments and contingencies

Stockholders' Equity:
---------------------
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 75,000,000 shares authorized,
  42,592,398 and 39,510,393 shares issued and outstanding
  at September 30, 1995 and March 31, 1995, respectively                425,923                                   395,104
Additional paid-in capital                                           15,246,370                                12,344,644
Losses that have accumulated during the
  development stage                                                 (13,618,729)                              (10,275,778)
                                                                    -----------                               -----------
      Total stockholders' equity                                      2,053,564                                 2,463,970
                                                                    -----------                               -----------
      Total liabilities and stockholders' equity                    $ 4,314,964                               $ 4,584,348
                                                                    ===========                               ===========





       The accompanying notes are an integral part of these statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES

                         ( A development stage company)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
     FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
     ---------------------------------------------------------------------
                AND CUMULATIVE FOR THE PERIOD FROM INCEPTION OF
                -----------------------------------------------
                         DEVELOPMENT STAGE ACTIVITIES,
                         -----------------------------
                      APRIL 1, 1989 TO SEPTEMBER 30, 1995
                      -----------------------------------



                                                     Three Months                           Six Months              Cumulative
                                                  Ended September 30                    Ended September 30            Since
                                                1995              1994              1995               1994        April 1, 1989
                                            -----------       -----------        -----------       -----------     -------------
Start-up and organizational expenses        $(2,037,959)      $(1,260,274)       $(4,005,777)      $(2,227,808)    $(14,967,587)

Travel commission, net                           71,500            17,910            176,350            17,910          312,974

Management fee income                              -               34,945               -               61,945          138,021

Reservation center revenues                      84,722              -                84,722              -              84,722

License fee income                                6,000             6,000             12,000            12,000           54,000

Interest and dividend income                      4,978              -                15,339              -              39,661
                                            -----------       -----------        -----------       -----------     ------------
Net loss before minority interest
  in net loss of subsidiary                  (1,870,759)       (1,201,419)        (3,717,366)       (2,135,953)     (14,338,209)
                                            -----------       -----------        -----------       -----------     ------------
Minority interest in net loss of
  subsidiary                                    193,063              -               374,415              -             719,480
                                            -----------       -----------        -----------       -----------     ------------

      Net loss                              $(1,677,696)      $(1,201,419)       $(3,342,951)      $(2,135,953)    $(13,618,729)
                                            ===========       ===========        ===========       ===========     ============
Net loss per common share
  outstanding, primary                      $      (.04)      $      (.05)       $      (.08)      $      (.09)
                                            ===========       ===========        ===========       ===========
Weighted average number of
  common shares outstanding                  40,891,507        23,591,662         40,360,232        23,389,053
                                            ===========       ===========        ===========       ===========





        The accompanying notes are an integral part of these statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         ( A development stage company)
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
              ----------------------------------------------------
 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE ACTIVITIES,
 -----------------------------------------------------------------------------
                      APRIL 1, 1989 TO SEPTEMBER 30, 1995
                      -----------------------------------

                                                                                 Six Months                      Cumulative
                                                                             Ended September 30                     Since
                                                                       1995                    1994             April 1, 1989
                                                                   ------------            ------------         -------------
Cash Flows From Operating Activities:
-------------------------------------

   Net loss                                                        $ (3,342,951)           $ (2,135,953)        $(13,618,729)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization expense                              328,225                  11,790              588,990
     Compensation paid through issuance of stock                        150,000                 125,000              430,452
     Services paid through issuance of stock                            365,620                 143,566            1,228,156
     Rent paid through in-kind contribution                             170,460                    -                 340,920
     Start-up and organizational costs paid by related party               -                       -                  76,395
     Fees and services paid through related party                          -                       -                  46,585
     Minority interest in net loss of subsidiary                       (374,415)                   -                (719,480)
     Interest paid through note payable                                    -                                          28,916
     Cash purchased through acquisition of subsidiary                      -                       -                   6,089
                                                                   ------------            ------------         ------------

                                                                     (2,703,061)             (1,855,597)         (11,591,706)
   Changes In Assets and Liabilities:

   Prepaids, deposits and trade receivable                             (171,096)                 70,952             (170,959)
   Accounts payable                                                     239,132                 509,636              781,358
   Accrued payroll and payroll taxes                                    (28,418)                232,623               35,597
   Accrued rent payable to related party                                   -                       -                  37,500
   Accrued interest                                                     (69,205)                 61,920              201,718
                                                                   ------------            ------------         ------------
     Net cash used in operating activities                           (2,732,648)               (980,466)         (10,706,492)
                                                                   ------------            ------------         ------------
Cash Flows From Investing Activities:
-------------------------------------
   Purchase of property and equipment                                  (635,715)                   -              (1,731,335)
                                                                   ------------            ------------         ------------
     Net cash used in investing activities                             (635,715)                   -              (1,731,335)
                                                                   ------------            ------------         ------------
Cash Flows From Financing Activities:
-------------------------------------
   Issuance of common stock                                             579,425                    -               1,771,075
   Collection of stock subscription                                        -                       -                  15,000
   Stock subscription                                                      -                    100,000            1,282,000
   Common stock issued in forgiveness of debt                              -                       -                  54,000
   Proceeds from notes payable                                          423,000                    -                 438,000
   Payments on notes payable                                           (134,264)                (20,000)            (235,670)
   Proceeds from related parties                                      1,782,500                 983,223           11,400,356
   Payments to related parties                                          (83,937)                (27,171)         ( 1,190,883)
   Elimination of Phoenix retained deficit                                 -                       -                 (18,900)
   Payments on capital lease obligation                                  (4,276)                 (4,711)             (18,485)
                                                                   ------------            ------------         ------------
     Net cash provided by financing activities                        2,562,448               1,031,341           13,496,493
                                                                   ------------            ------------         ------------
Increase (decrease) in cash and cash equivalents                       (805,915)                 50,875            1,058,666

Cash and cash equivalents, beginning of period                        1,864,581                   4,380                 -
                                                                   ------------            ------------         ------------
Cash and cash equivalents, end of period                           $  1,058,666            $     55,255         $  1,058,666
                                                                   ============            ============         ============





        The accompanying notes are an integral part of these statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES

                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995
                                  (unaudited)


NOTE A

         The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix Information") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix Systems Ltd. (wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993) and American International Travel Agency, Inc. (wholly owned since September 15, 1994). The consolidated group of companies are collectively referred to herein as "Phoenix." All significant intercompany accounts and transactions have been eliminated.

         Phoenix Information was incorporated in Delaware on April 4, 1986, for the purpose of seeking potential business opportunities through the acquisition of an existing business. Prior to the acquisition, Phoenix was a shell company with no material assets, liabilities or operations.

         Phoenix Systems Group, Inc. ("PSG") was incorporated on June 25, 1987 under the laws of the State of Delaware and commenced development-stage operations on April 1, 1989 to become involved in the growth of both business and leisure travel to the People's Republic of China ("China"), and to participate in the emerging developments of associated travel infrastructure within China, including transportation, lodging, funds transfer, and data communications.

         Phoenix Systems Ltd. ("PSL"), a Bermuda corporation and wholly-owned subsidiary of the Company, was formed in 1993 to establish foreign computerized reservation systems ("CRS") joint ventures. PSL formed its first CRS joint venture company with China Hainan Airlines ("Hainan Airlines"). Phoenix expects to enter into additional joint venture opportunities in China and other countries. PSL has the responsibility, outside of China, to market all Phoenix products, including the exclusive marketing rights to market the Chinese airline seats and hotel rooms.

         American International Travel Agency, Inc. ("American") was incorporated in 1977 in the State of Florida to provide retail leisure travel services, but has expanded its customer base to include commercial travel
services.   On September 15, 1994, Phoenix consummated the acquisition of all the capital stock of American in exchange for 25,000 shares of common stock in Phoenix. The acquisition was accounted for under the purchase method.

NOTE B

         The financial information reflects all normal recurring adjustments which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

NOTE C

         The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted principles. The Form 10-K, for the fiscal year ended March 31, 1995 should be read in conjunction with the data herein.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
                 RECENT DEVELOPMENTS, AND RESULTS OF OPERATIONS

INTRODUCTORY STATEMENT

         Phoenix Information Systems Corp. ("Phoenix" or the "Company") is a development-stage information processing, marketing and sales company that has developed an integrated airline and hotel travel reservation system. Phoenix has installed and plans to be the first company to operate an advanced computerized reservation system ("CRS") for the domestic airlines, hotels and travel agencies in the People s Republic of China ("China"). Phoenix plans to provide state-of-the-art, travel-related information services to China through its joint venture with China Hainan Airlines ("Hainan Airlines"), named Hainan Phoenix Information Systems, Ltd. ("Hainan-Phoenix" or the "Joint Venture"). The Company owns 70% of Hainan-Phoenix through its wholly-owned subsidiary, Phoenix Systems Ltd., a Bermuda corporation ("PSL"). Phoenix has not generated any significant revenues, earnings or history of operations from inception through September 30, 1995. Consequently, Phoenix's continued existence has depended, and continues to depend, upon its ability to raise capital.

RESULTS OF OPERATIONS

         Phoenix has not generated any significant revenues, earnings or history of operations from inception through September 30, 1995. During the six months ended September 30, 1995 and the years ended March 31, 1995, 1994, and 1993, the Company sustained net losses of $3,342,951, $4,841,824, $2,567,932, and $1,640,852, respectively. These losses may continue for a presently undetermined time.

         For the quarter ended September 30, 1995, the Company had start-up and organizational expenses of $2,037,959 compared to $1,260,274 for the comparable period in 1994. Of the expenses during the quarter ended September 30, 1995, approximately $724,307 was attributable to salaries, contract labor, stock compensation and payroll taxes and benefits; approximately $812,648 to consulting, legal, and accounting fees; approximately $159,197 to rent; approximately $135,815 to travel and lodging; and the balance to miscellaneous items, such as utilities, office and computer supplies, equipment leases and postage.

         The higher start-up and organizational expense reflects principally the addition of marketing employees and consulting services, and the incurrence of marketing related expenses as the Company's focus shifts from product development to generation of customers and sales. While the Company has concentrated its sales efforts in China, Russia and India, the Company has also focused on small domestic carriers that could utilize the Company's reservation system. On May 5, 1995, Phoenix entered into an Agreement with Eastwind Airlines, Inc. ("Eastwind") to provide Eastwind (a new ticketless carrier with service between Greensboro,

Boston and Trenton) with a complete reservation system to manage all sales, airport and operations functions. In addition, Phoenix has established a reservation center which processes all Eastwind reservations as of July 16, 1995. Eastwind is based at Trenton-Mercer County Airport in Trenton, New Jersey, operating Boeing 737 aircraft, configured with 122 seats. This is the first U.S. carrier to use the PHOENIX-AIR reservation system. Phoenix is actively pursuing other small carriers throughout North America to provide a complete, low cost solution for their reservation needs. The Company generated revenues of $84,722 from the Eastwind arrangement for the quarter ended September 30, 1995.

         Travel commissions during the quarter ended September 30, 1995 of $71,500 are attributable to the Company's consolidated travel agency subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit; Financial Instability

         As of September 30, 1995, Phoenix had stockholders' equity of $2,053,564, an accumulated deficit of $13,618,729 and a working capital deficit of $563,612. Phoenix has not generated any significant revenues, earnings or history of operations from inception through September 30, 1995. Consequently, Phoenix's continued existence has depended, and continues to depend, upon its ability to raise funds through debt or equity issues.

Certain Financing Transactions

         On December 9, 1994, the Company entered into a Convertible Note Purchase Agreement (the "Note Agreement") with S-C Phoenix Partners, a New York general partnership ("S-C"), comprised of affiliates of Quantum Industrial Holdings, Ltd., George Soros and Pernendu Chatterjee. The Note Agreement provides for the sale of up to an aggregate of $10,000,000 of the Company s convertible notes ("Notes") in five "tranches" pursuant to the terms of the Note Agreement. The Notes bear interest at short-term LIBOR plus 2%, are due on the earlier of December 8, 1999, or thirteen months from demand, and are secured under a Security Agreement by the Company s airline and hotel reservation system applications software. The Notes are required to be offered by the Company to S-C upon the Company achieving certain performance and operational targets or events as specified in the Note Agreement. S-C is under no obligation to purchase the additional Notes. The Notes will automatically convert into shares of Common Stock upon the earlier of the NASDAQ listing of the Company s shares, its achieving targeted operating revenues as described in the Note Agreement, or six months from the sale of $10,000,000 of the Notes to the Partnership. Under certain circumstances, the Notes may be converted at the option of S-C. The conversion rate on the initial Notes is $0.50 per share, and the conversion rates of subsequent Notes range from $0.60 to $1.50 per share. The Company has the right to repurchase the Notes and shares into which they are converted under certain circumstances.

         In addition, as a condition to the consummation of the Note Agreement transaction, Robert P. Gordon sold to S-C 1,360,000 shares of Common Stock at a price of $0.90 per share, pursuant to a Stock Purchase Agreement simultaneously entered into between such parties.

         Concurrent with the execution of the Note Agreement and related documents on December 9, 1994, the Company sold to S-C the "Tranche A Note" in the principal amount $3,000,000 yielding net proceeds of $2,846,670. On February 17, 1995, the Company sold to S-C the "Tranche B Note" in the principal amount of $1,200,000. The "Tranche B Note" was to be sold when the Company s PHOENIX-AIR and PHOENIX-HOTEL reservation system (together, the "CRS") had been installed and test operations had commenced by an airline or air carrier which had executed an airline service agreement ("Signed Customer") or on such earlier date as S-C agreed.

         On March 15, 1995, the Company and S-C executed a letter agreement (the "Letter Agreement") pursuant to which the Company sold to S-C a "Tranche C Note" in the principal amount of $1,000,000 prior to the target date established in the Note Agreement which originally called for a "Tranche C Note" in the principal amount of up to $1,200,000. Concurrent with the sale of the "Tranche C Note" and in accordance with the terms of the Letter Agreement, the "Tranche A Note" was converted into 6,000,000 shares (at $.50 per share), the "Tranche B Note" was converted into 2,000,000 shares (at $.60 per share) and the "Tranche C Note" was converted into 1,666,667 shares (at $.60 per share).

         In connection with the execution of the Note Agreement, the Company granted S-C three-year warrants ("Initial Warrants") to purchase up to 4,000,000 shares of Common Stock at an exercise price of $3.00 per share.

         S-C will also have registration rights, first purchase rights on subsequent issues by the Company to maintain its percentage ownership of the Company on a fully diluted basis, and the right to nominate one or more directors to the Company s Board. Further, if the Company enters into a joint venture to install and operate its computerized reservation system in India, then S-C has the right to participate in such joint venture on an equal basis with the Company and its joint venture partner (i.e., each partner would own one-third if the Partnership elects to participate fully).

         On August 3, 1995, S-C entered into an agreement with the Company, pursuant to which S-C purchased, and the Company issued, the remaining $200,000 Tranche C Note, a $150,000 Tranche D Note and waived certain conditions to S-C's purchase thereof. In addition, the conversion terms of such Notes were modified to permit conversion at any time by S-C and, under certain circumstances, to require conversion at the election of the Company. The Company also agreed to issue to S-C warrants to purchase 140,000 shares of the Company's common stock if, within 90 days from the date of the Agreement, the CRS has not been installed in China in connection with an airline of comparable size of Hainan

Airlines or is not demonstrably operational in all material respects. Such warrants contain terms substantially the same as the Initial Warrants, except that the exercise price equals 85% of the lowest average weekly closing price during the 90 day period following the date of the Agreement.

         Finally, the Company agreed to waive its call rights on shares issued on conversion of the Tranche A, B and C Notes and shares issuable on conversion of the most recent Tranche C and D Notes, and to accelerate, in part, the vesting of the exercisability of the Initial Warrants.

         On September 18, 1995, S-C entered into an agreement with the Company, pursuant to which S-C accelerated the purchase of an additional $1,200,000 in Notes and has simultaneously converted a total of $1,550,000 of Notes into Common Stock. This latest investment increases S-C's equity purchases of Phoenix to a total of $6,750,000. In consideration of S-C's accelerated funding and early conversion, the Company issued to S-C a three-year warrant to purchase 600,000 shares of its Common Stock at a purchase price of $4.00 per share (issued on substantially the same terms as the original warrant to purchase 4 million shares at $3.00 per share in connection with the execution of the 1994 agreement). The Company further agreed that the original warrant would become fully exercisable, and also that the number of shares into which the notes were converted on September 18, 1995 will be subject to upward adjustment (not to exceed 800,000 shares) if certain targets are not met.

         For future Note issuances, the Company may provide written notice ("Offer Notice") to S-C, along with sufficient documentation to verify the facts stated within, that Phoenix has met the specific tranche requirements. From the date of receipt of the Offer Notice, S-C has twenty-five days to accept the offer for all or any portion of such Notes, and not more than thirty days until the closing thereof. The remaining "Tranche D Note" in the amount of $1,150,000, may be sold the date on which (a) Phoenix has generated at least $1,000,000 in operating revenues, (b) Phoenix has obtained one or more additional signed customers operating in China with an aggregate of 25 or more aircraft having a passenger capacity of 100 or more each or the equivalent daily passenger capacity with smaller aircraft, or (c) such earlier date as S-C may agree, whichever of (a), (b) or (c) is the earlier to occur. The "Tranche E Note" in the amount of $2,100,000, may be issued the date on which (a) Phoenix has generated at least $5,000,000 in operating revenues, (b) Air China or any one of China Southern, China Northwest, China Northern, China Eastern, or China Southwest (or any of their respective successors) has become a signed customer, or (c) such earlier date as S-C may agree, whichever of (a), (b) or
(c) is the earlier to occur.

         Robert J. Conrads, a director of the Company, will be issued, as a finders fee in connection with the services performed in finding and closing the investment described above, up to 600,000 fully paid and non-assessable shares of Common Stock. As of the date hereof, Mr. Conrads has received 537,800 shares based on $6,750,000 in Notes issued through September 30, 1995. The remaining 62,200 shares will be issued, in designated amounts, if and when the sale of the additional $3,250,000 of convertible Notes are issued.

         Pursuant to an amendment to the Note Agreement, the investment of the remaining $3,250,000 contemplated by the Note Agreement will be made, upon the occurrence of events specified under Tranche D and E, in the form of convertible notes until Phoenix lists its Common Stock on Nasdaq. After listing, further investments would be made by the purchase and simultaneous conversion of notes into shares of Common Stock at prices ranging from $0.60 to $1.50 per share.

         In consideration of S-C's agreement to purchase the Tranche C Note prior to the specified target date and conversion of the note to equity, Phoenix issued to S-C a three-year warrant to purchase 2.5 million shares of its Common Stock at a purchase price of $2.00 per share. This warrant is fully exercisable at any time, but otherwise contains substantially the same terms as the warrant to purchase 4 million shares at $3.00 per share issued in connection with the execution of the Note Agreement. Phoenix also agreed to certain modifications to the Registration Rights Agreement entered into with S-C.

         As of November 1, 1995, assuming full funding and conversion of the $10,000,000 in Notes and exercise of all $19,400,000 in warrants, S-C's investment will represent approximately 33% of Phoenix's outstanding equity on a fully diluted basis. While management continues to hold, and has a right to acquire, in excess of 29% of Phoenix's outstanding equity on a fully diluted basis, the transactions described above may be deemed to constitute a "change of control" of Phoenix. Neither Phoenix nor S-C, however, consider the foregoing as a "change of control." In addition, assuming the existing 25,178,759 in options and warrants granted by the Company to S-C, Phoenix employees, directors and others are fully vested and exercised, Phoenix's issued and outstanding common stock would increase to 67,771,157 shares and the Company would subsequently receive $49,969,195 in proceeds.

Other Matters

         On October 17, 1995, Phoenix entered into an employment agreement to retain Leonard S. Ostfeld, age 53, as Vice President and Chief Financial Officer. Prior to joining Phoenix, Mr. Ostfeld had been Senior Vice President of Finance and Administration for Princeton Financial Systems, Inc., a provider of investment software products. From 1985-1993, Mr. Ostfeld was Vice President and CFO for AGS Computers, Inc., a $350 million software subsidiary of NYNEX Corporation. AGS Computers, Inc. was engaged in the business of providing software consulting services and products. From 1982-1985, Mr. Ostfeld was Vice President and Controller of CGA Computer, Inc., a $50 million consulting services and software products company.

         On September 28, 1995, the Board granted 400,000 non-qualified stock options to Robert J. Conrads, a director of the Company, to purchase shares of Phoenix's Common Stock at an exercise price of $3.60 (equal to a $1.25 discount from September 27, 1995's closing stock price of $4.85). These options shall vest in their entirety in nine years and shall expire in ten years. In the event of accelerated vesting of options, such accelerated options shall expire at the end of the later of a) three years from the date of grant or b) one year from the date of vesting. If Mr. Conrads is responsible for the Company receiving gross proceeds of $80,000,000 in financing, these options shall accelerate and immediately vest according to the following schedule: 280,000 options for the first $40,000,000 raised; and 120,000 options for the second $40,000,000 raised, on a prorated basis.

         On September 28, 1995, the Board granted 2,000,000 non-qualified stock options to Chen Feng, a director of the Company, to purchase shares of Phoenix's Common Stock at an exercise price of $3.60 (equal to a $1.25 discount from September 27, 1995's closing price of $4.85). These options shall vest in their entirety in nine years and shall expire in ten years. In the event of accelerated vesting of options, such accelerated options shall expire at the end of the later of a) three years from the date of grant or b) one year from the date of vesting. The conditions upon which acceleration and immediate vesting shall occur are as follows: 500,000 options for attaining formal approval of CAAC in regard to the implementation of the Hainan-Phoenix airline reservation system in China and the cut-over into commercial operation of the first airline customer in China; 100,000 options each for signing up as customers, and cutting over into commercial operation, Air China and its five regional affiliates (China Southern, China Eastern, China Northern, China Southwest, and China Northwest); 25,000 options each for signing up as customers, and cutting over into commercial operation, up to twelve other scheduled air carriers in China; and up to 600,000 options for international sales of up to 2,500,000 CAAC-affiliate airline seats through PSL in calendar years 1996, 1997 and 1998, on a prorated basis.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

UNGERLEIDER V. ROBERT P. GORDON, PHOENIX INFORMATION SYSTEMS INC., ET AL.

         Reference is made to the Company's Form 10-Q, for the period ended 06/30/95, for a complete description of pending legal proceedings against the Company.

Item 2.  Changes in Securities: None

Item 3.  Defaults Upon Senior Securities: None

Item 4.  Submission of Matters to a Vote of Security Holders: None

Item 5.  Other Information:

         On May 9, 1991, the Company's Common Stock became quoted in the Over-The-Counter market in the "Pink Sheets" and on the Electronic Bulletin Board.

         On April 13, 1995 Phoenix submitted an application to have its Common Stock listed on the Nasdaq Stock Market (the "Nasdaq"). Nasdaq requested audited financials on the Company, which were submitted to Nasdaq in mid-July. On September 19, 1995, the Company met with the NASD to discuss the Company's application. The NASD requested three items from the Company in support of the application: a statement of projected earnings and revenues for two quarters, copies of all Soros investment documents and an attorney's letter regarding the Ungerleider litigation.

         On July 31, 1995, the Company filed a Registration Statement on Form 8-A to register its Common Stock under Section 12-G of the Securities Exchange Act of 1934. On August 2, 1995, the Securities Exchange Commission declared the Company's Statement effective.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

            27)    Financial Data Schedule

(b)      Reports on Form 8-K - None

                       PHOENIX INFORMATION SYSTEMS CORP.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHOENIX INFORMATION SYSTEMS CORP.
                                        ---------------------------------
                                                   (Registrant)



Dated:   November 13, 1995              /s/ ROBERT P. GORDON
                                        ----------------------------------------
                                        Robert P. Gordon, President and
                                        Chief Executive Officer




                                        /s/ LEONARD S. OSTFELD
                                        ----------------------------------------
                                        Leonard S. Ostfeld, Vice President
                                        and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                         PAGE
------                         -------------------                         ----
27                 Financial Data Schedule