Form 10-Q
period 1995-12-31
PHOENIX INFORMATION SYSTEMS CORP
filed 1996-02-12
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended December 31, 1995

                                     OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

Commission File Number:  33-4934


                       PHOENIX INFORMATION SYSTEMS CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                       13-3337797
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                                33701
-------------------------------------                            ---------------
(Address of principal executive offices)                            (Zip  Code)

Registrant's telephone number,
including area code:                                              (813) 894-8021
                                                                 ---------------

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

                               Yes  x .   No    .
                                   ---       ---

As of January 31, 1996, the Registrant had 42,649,898 shares of common stock issued and outstanding.

                       PHOENIX INFORMATION SYSTEMS, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets
                         March 31, 1995 and
                         December 31, 1995 (Unaudited)                                           3

                 Unaudited Consolidated Statements of Operations
                         Three and Nine Months ended
                         December 31, 1995 and
                         December 31, 1994 and Inception to
                         December 31, 1995                                                       4

                 Unaudited Consolidated Statements of Cash Flows
                         Nine Months ended
                         December 31, 1995 and
                         December 31, 1994 and Inception to
                         December 31, 1995                                                       5

                 Notes to Financial Statements (Unaudited)                                       6

         Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                  7-14

PART II.         OTHER INFORMATION                                                               15

SIGNATURE PAGE                                                                                   16


               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A development stage company)

                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND MARCH 31, 1995


Assets
------                                                                      December 31,         March 31,
                                                                                1995               1995
Current Assets:                                                              (Unaudited)
---------------

Cash and cash equivalents                                              $          230,780     $   1,864,581
Prepaids                                                                           90,840            17,700
Trade receivable                                                                   75,594             7,141
Receivable from related parties                                                    36,142           346,850
                                                                       ------------------     -------------
      Total current assets                                                        433,356         2,236,272

Property and equipment, net                                                     2,141,392         1,646,563
Deposits and other                                                                193,175            39,706
Due from joint venture partner                                                    514,776           174,605
Goodwill, net                                                                     420,270           487,202
                                                                       ------------------     -------------
      Total assets                                                     $        3,702,969     $   4,584,348
                                                                       ==================     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
--------------------

Notes payable                                                          $          100,000     $      11,522
Accounts payable                                                                2,050,300         1,256,134
Accrued payroll and payroll taxes                                                  73,854           120,592
Accrued interest                                                                    1,834            70,038
Current portion long term debt                                                    100,080             5,900
                                                                       ------------------     -------------
      Total current liabilities                                                 2,326,068         1,464,186

Long term debt, less current portion                                              199,518             9,391
Payable to related parties                                                        810,209           593,051
Accrued compensation expense                                                      271,250            53,750
                                                                       ------------------     -------------
      Total non-current liabilities                                             1,280,977           656,192
                                                                       ------------------     -------------
      Total liabilities                                                         3,607,045         2,120,378
                                                                       ------------------     -------------
Commitments and contingencies

Stockholders' Equity:
---------------------

Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 75,000,000 shares authorized,
  42,649,898 and 39,510,393 shares issued and outstanding
  at December 31, 1995 and March 31, 1995, respectively                           426,498           395,104
Additional paid-in capital                                                     15,398,544        12,344,644
Losses that have accumulated during the
  development stage                                                           (15,729,118)      (10,275,778)
                                                                       ------------------     -------------
      Total stockholders' equity                                                   95,924         2,463,970
                                                                       ------------------     -------------

      Total liabilities and stockholders' equity                       $        3,702,969     $   4,584,348
                                                                       ==================     =============



        The accompanying notes are an integral part of these statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES

                         (A development stage company)


                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                AND CUMULATIVE FOR THE PERIOD FROM INCEPTION OF

                          DEVELOPMENT STAGE ACTIVITIES

                       APRIL 1, 1989 TO DECEMBER 31, 1995


                                                     Three Months                               Nine Months
                                                   Ended December 31                          Ended December 31
                                              1995                   1994                 1995                1994
                                              ----                   ----                 ----                ----
Start-up and organizational expenses    $   (2,598,347)        $  (1,270,021)       $  (6,604,124)      $  (3,497,829)

Travel commission, net                          89,560                56,944              265,910              74,854

Management fee income                            -                    23,940                    -              85,885

Reservation center revenues                    164,672                     -              249,394                   -

License fee income                               6,000                 6,000               18,000              18,000

Interest and dividend income                     6,279                 5,974               21,618               5,974
                                        --------------         -------------        -------------       -------------
Net loss before minority interest
  in net loss of subsidiary                 (2,331,836)           (1,177,163)          (6,049,202)         (3,313,116)
                                        --------------         -------------        -------------       -------------
Minority interest in net loss of
  subsidiary                                   221,446                     -              595,861                   -
                                        --------------         -------------        -------------       -------------
      Net loss                          $   (2,110,390)        $  (1,177,163)       $  (5,453,341)      $  (3,313,116)
                                        ==============         =============        =============       =============
Net loss per common share
  outstanding, primary                  $        (0.05)        $       (0.05)       $       (0.13)      $       (0.14)
                                        ==============         =============        =============       =============
Weighted average number of
  common shares outstanding                 42,606,773            25,513,053           41,027,365          24,209,916
                                        ==============         =============        =============       =============
                                           Cumulative
                                              Since
                                          April 1, 1989
                                          -------------
Start-up and organizational expenses    $   (17,565,934)

Travel commission, net                          402,534

Management fee income                           138,021

Reservation center revenues                     249,394

License fee income                               60,000

Interest and dividend income                     45,940
                                        ---------------
Net loss before minority interest
  in net loss of subsidiary                 (16,670,045)
                                        ---------------
Minority interest in net loss of
  subsidiary                                    940,926
                                        ---------------
      Net loss                          $   (15,729,119)
                                        ===============


        The accompanying notes are an integral part of these statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A development stage company)
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION OF DEVELOPMENT STAGE ACTIVITIES,
                       APRIL 1, 1989 TO DECEMBER 31, 1995



                                                                                  Nine Months                    Cumulative
                                                                               Ended December 31                    Since
                                                                            1995               1994             April 1, 1989
                                                                            ----               ----             -------------
Cash Flows From Operating Activities:
-------------------------------------


      Net loss                                                       $   (5,453,341)   $    (3,313,116)     $    (15,729,119)
      Adjustments to reconcile net loss to net cash
        used in operating activities:

      Depreciation and amortization expense                                 587,579             17,685               848,344
      Compensation paid through issuance of stock                           225,000            125,000               505,452
      Services paid through issuance of stock                               518,370            343,566             1,380,906
      Rent paid through in-kind contribution                                255,690              -                   426,150
      Start-up and organizational costs paid by related party                -                   -                    76,395
      Fees and services paid through related party                           -                   -                    46,585
      Equity in net loss of Joint Venture                                    -                 125,460                -
      Minority interest in net loss of subsidiary                          (595,861)             -                  (940,926)
      Interest paid through note payable                                     -                   -                    28,916
      Cash purchased through acquisition of subsidiary                       -                   -                     6,089

                                                                     --------------    ---------------      ----------------
                                                                         (4,462,563)        (2,701,405)          (13,351,208)

      Changes In Assets and Liabilities:

      Prepaids, deposits and trade receivable                              (258,960)            72,320              (258,823)
      Accounts payable                                                      847,166            173,849             1,389,392
      Accrued payroll and payroll taxes                                     (46,738)          (241,746)               17,277
      Accrued rent payable to related party                                  -                   -                    37,500
      Accrued interest                                                      (68,204)           (12,385)              202,719
                                                                     --------------    ---------------      ----------------

          Net cash used in operating activities                          (3,989,299)        (2,709,367)          (11,963,143)
                                                                     --------------    ---------------      ----------------
Cash Flows From Investing Activities:
-------------------------------------


      Purchase of property and equipment                                   (894,076)           (92,475)           (1,989,696)
      Investments in/advances to Joint Venture                               -              (1,001,518)               -
                                                                     --------------    ---------------      ----------------
          Net cash used in investing activities                            (894,076)        (1,093,993)           (1,989,696)
                                                                     --------------    ---------------      ----------------

Cash Flows From Financing Activities:
-------------------------------------

      Issuance of common stock                                              579,425              -                 1,771,075
      Collection of stock subscription                                       -                   -                    15,000

      Stock subscription                                                     -                 100,000             1,282,000
      Common stock issued in forgiveness of debt                             -                   -                    54,000
      Proceeds from notes payable                                           423,000          3,000,000               438,000
      Payments on notes payable                                            (200,469)           (28,944)             (301,875)
      Proceeds from related parties                                       2,454,865          2,584,120            12,072,721

      Payments to related parties                                            -                (135,921)           (1,106,946)
      Elimination of Phoenix retained deficit                                -                   -                   (18,900)
      Payments on capital lease obligation                                   (7,247)            (7,610)              (21,456)
                                                                     --------------    ---------------      ----------------

          Net cash provided by financing activities                       3,249,574          5,511,645            14,183,619
                                                                     --------------    ---------------      ----------------
Increase (decrease) in cash and cash equivalents                         (1,633,801)         1,708,285               230,780

Cash and cash equivalents, beginning of period                            1,864,581              4,380                -
                                                                     --------------    ---------------      ----------------

Cash and cash equivalents, end of period                             $      230,780    $     1,712,665      $        230,780
                                                                     ==============    ===============      ================



        The accompanying notes are an integral part of these statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES

                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1995
                                  (unaudited)

NOTE A

    The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix Information") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix Systems Ltd. (wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993) and American International Travel Agency, Inc. (wholly owned since September 15, 1994). The consolidated group of companies is collectively referred to herein as "Phoenix." All significant intercompany accounts and transactions have been eliminated.

NOTE B

    The financial information reflects all normal recurring adjustments that, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.

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

    Phoenix has installed and begun to operate its advanced computerized reservation system ("CRS") for the domestic airlines, hotels and travel agencies in the People's Republic of China ("China"). Phoenix plans to provide state-of-the-art, travel-related information services to China through its joint venture with China Hainan Airlines ("Hainan Airlines"), named Hainan Phoenix Information Systems, Ltd. ("Hainan-Phoenix" or the "Joint Venture"). The Company owns 70% of Hainan-Phoenix through its wholly-owned subsidiary, Phoenix Systems Ltd., a Bermuda corporation ("PSL").

    In 1995, Phoenix commenced operations in the United States and China. Efforts are under way to enlist additional airlines, hotels and other travel service providers. While Phoenix has now commenced operations, the Company has only a brief operating history and has yet to generate significant revenues or earnings. Consequently, Phoenix's continued existence has depended, and continues to depend, upon its ability to raise capital.

RESULTS OF OPERATIONS

    During the nine months ended December 31, 1995 and the years ended March 31, 1995, 1994, and 1993, the Company sustained net losses of $5,453,341, $4,841,824, $2,567,932, and $1,640,852, respectively. These losses may continue for a presently undetermined time.

    For the quarter ended December 31, 1995, the Company had start-up and organizational expenses of $2,598,347 compared to $1,270,021 for the comparable period in 1994.

    The higher start-up and organizational expense reflects principally the addition of marketing employees and consulting services, and the incurring of marketing related expenses as the

Company's focus shifts from product development to generation of customers and sales. While Phoenix has concentrated its sales efforts in China, Russia and India, the Company has also focused on small domestic carriers that could utilize the Company's reservation system. On May 5, 1995, Phoenix entered into an Agreement with Eastwind Airlines, Inc. ("Eastwind") to provide Eastwind (a new ticketless carrier with service between Greensboro, Boston and Trenton) with a complete reservation system to manage all sales, airport and operations functions. In addition, Phoenix has established a reservation center that processes all Eastwind reservations as of July 16, 1995. Eastwind is based at Trenton-Mercer County Airport in Trenton, New Jersey, operating Boeing 737 aircraft, configured with 122 seats. The Company generated revenues of $164,672 from the Eastwind arrangement for the quarter ended December 31, 1995.

    Travel commissions during the quarter ended December 31, 1995 of $89,560 are attributable to the Company's consolidated travel agency subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit; Financial Instability

    As of December 31, 1995, Phoenix had stockholders' equity of $95,924, an accumulated deficit of $15,729,118 and a working capital deficit of $1,892,712. Phoenix has not generated any significant revenues, earnings or history of operations from inception through December 31, 1995. During the December 1995 quarter, Robert P. Gordon, Chairman of the Board, lent the Company $750,000 as working capital. The loan is repayable on demand. Consequently, Phoenix's continued existence has depended, and continues to depend, upon its ability to raise funds through debt or equity issues.

Certain Financing Transactions

    On December 9, 1994, the Company entered into a Convertible Note Purchase Agreement (the "Note Agreement") with S-C Phoenix Partners, a New York general partnership ("S-C"), comprised of affiliates of Quantum Industrial Holdings, Ltd., George Soros and Pernendu Chatterjee. The Note Agreement provides for the sale of up to an aggregate of $10,000,000 of the Company's convertible notes ("Notes") in five "tranches" pursuant to the terms of the Note Agreement. The Notes bear interest at short-term LIBOR plus 2%, are due on the earlier of December 8, 1999, or thirteen months from demand, and are secured under a Security Agreement by the Company's airline and hotel reservation system applications software. The Notes are required to be offered by the Company to S-C upon the Company achieving certain performance and operational targets or events as specified in the Note Agreement. S-C is under no obligation to purchase the additional Notes. The Notes will automatically convert into shares of Common Stock upon the earlier of the NASDAQ listing of the Company's shares, its achieving targeted operating revenues as described in the Note Agreement, or six months from the sale of $10,000,000 of the Notes to the Partnership. Under certain circumstances, the Notes may be converted at the option of S-C. The conversion rate on the initial Notes is $0.50 per share, and the conversion rates of subsequent Notes range from $0.60 to $1.50 per share. The Company has the right to repurchase the Notes and shares into which they are converted under certain circumstances.

    In addition, as a condition to the consummation of the Note Agreement transaction, Robert P. Gordon sold to S-C 1,360,000 shares of Common Stock at a price of $0.90 per share, pursuant to a Stock Purchase Agreement simultaneously entered into between such parties.

    Concurrent with the execution of the Note Agreement and related documents on December 9, 1994, the Company sold to S-C the "Tranche A Note" in the principal amount $3,000,000 yielding net proceeds of $2,846,670. On February 17, 1995, the Company sold to S-C the "Tranche B Note" in the principal amount of $1,200,000. The "Tranche B Note" was to be sold when the Company's PHOENIX-AIR and PHOENIX-HOTEL reservation system (together, the "CARS") had been installed and test operations had commenced by an airline or air carrier that had executed an airline service agreement ("Signed Customer") or on such earlier date as S-C agreed.

    On March 15, 1995, the Company and S-C executed a letter agreement (the "Letter Agreement") pursuant to which the Company sold to S-C a "Tranche C Note" in the principal amount of $1,000,000 prior to the target date established in the Note Agreement that originally called for a "Tranche C Note" in the principal amount of up to $1,200,000. Concurrent with the sale of the "Tranche C Note" and in accordance with the terms of the Letter Agreement, the "Tranche A Note" was converted into 6,000,000 shares (at $.50 per share), the "Tranche B Note" was converted into 2,000,000 shares (at $.60 per share) and the "Tranche C Note" was converted into 1,666,667 shares (at $.60 per share).

    In connection with the execution of the Note Agreement, the Company granted S-C three-year warrants ("Initial Warrants") to purchase up to 4,000,000 shares of Common Stock at an exercise price of $3.00 per share.

    S-C will also have registration rights, first purchase rights on subsequent issues by the Company to maintain its percentage ownership of the Company on a fully diluted basis, and the right to nominate one or more directors to the Company's Board. Further, if the Company enters into a joint venture to install and operate its computerized reservation system in India, then S-C has the right to participate in such joint ventures on an equal basis with the Company and its joint venture partner (i.e., each partner would own one-third if the Partnership elects to participate fully).

    On August 3, 1995, S-C entered into an agreement with the Company, pursuant to which S-C purchased, and the Company issued, the remaining $200,000 Tranche C Note, a $150,000 Tranche D Note and waived certain conditions to S-C's purchase thereof. In addition, the conversion terms of such Notes were modified to permit conversion at any time by S-C and, under certain circumstances, to require conversion at the election of the Company. The Company also agreed to issue to S-C warrants to purchase 140,000 shares of the Company's common stock if, within 90 days from the date of the Agreement, the CRS has not been installed in China in connection with an airline of comparable size of Hainan Airlines or is not demonstrably operational in all material respects (the 90-day deadline was extended to January 15, 1996 in the subsequent agreement of September 15, 1995).

    Finally, the Company agreed to waive its call rights on shares issued on conversion of the Tranche A, B and C Notes and shares issuable on conversion of the most recent Tranche C and D Notes, and to accelerate, in part, the vesting of the exercisability of the Initial Warrants.

    On September 15, 1995, S-C entered into an agreement with the Company, pursuant to which S-C accelerated the purchase of an additional $1,200,000 in Notes and has simultaneously converted a total of $1,550,000 of Notes into Common Stock. This latest investment increases S-C's equity purchases of Phoenix to a total of $6,750,000. In consideration of S-C's accelerated funding and early conversion, the Company issued to S-C a three-year warrant to purchase 600,000 shares of its Common Stock at a purchase price of $4.00 per share (issued on substantially the same terms as the original warrant to purchase four million shares at $3.00 per share in connection with the execution of the 1994 agreement). The Company further agreed that the original warrant would become fully exercisable and that the number of shares into which the notes were converted on September 15, 1995 will be subject to upward adjustment (not to exceed 800,000 shares) if certain targets are not met.

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

    Robert J. Conrads, a director of the Company, was to be issued, as a finders fee in connection with the services performed in finding and closing the investment described above, up to 600,000 fully paid and non-assessable shares of Common Stock. As of the date hereof, Mr. Conrads has received 537,800 shares based on $6,750,000 in Notes issued through December 31, 1995. The remaining 62,200 shares will be issued, in designated amounts, if and when the sale of the additional $3,250,000 of convertible Notes are issued.

    Pursuant to the Note Agreement, the investment of the remaining $3,250,000 contemplated by the Note Agreement will be made, upon the occurrence of events specified under Tranche D and E.

    In consideration of S-C's agreement to purchase the Tranche C Note prior to the specified target date and conversion of the note to equity, Phoenix issued to S-C a three-year warrant to purchase

2.5 million shares of its Common Stock at a purchase price of $2.00 per share. This warrant is fully exercisable at any time, but otherwise contains substantially the same terms as the warrant to purchase four million shares at $3.00 per share issued in connection with the execution of the Note Agreement. Phoenix also agreed to certain modifications to the Registration Rights Agreement entered into with S-C.

    As of February 1, 1996 assuming full funding and conversion of the balance of $3,250,000 in Notes and exercise of all $25,860,000 in warrants, S-C's investment (totaling 24,459,999 shares) would represent approximately 35% of Phoenix's outstanding equity on a fully diluted basis. While management continues to hold and/or has a right to acquire, in excess of 28% of Phoenix's outstanding equity on a fully diluted basis, the transactions described above may be deemed to constitute a "change of control" of Phoenix. Neither Phoenix nor S-C, however, consider the foregoing as a "change of control." In addition, assuming the existing 27,144,036 in stock, options and warrants granted by the Company to S-C, Phoenix employees, directors and others become fully vested and exercised, Phoenix's issued and outstanding common stock would increase to 69,793,934 shares and the Company would subsequently receive $56,282,111 in proceeds.

Other Matters

    On January 24, 1996, the Company announced that its joint venture, Hainan-Phoenix, received formal approval from the Civil Aviation Administration of China ("CAAC") to operate the Joint Venture's computerized reservation systems for air travel within China. Hainan-Phoenix is the only commercial entity to receive formal approval to operate a computerized reservation system in China. The CAAC, like the Federal Aviation Administration in the United States, is the official regulatory body for the airline industry. The Company also announced that commercial operations have commenced. To date, the Joint Venture has installed its reservation terminals in the Chinese cities of Xiamen, Wuhan, Beijing and Haikou. Hainan-Phoenix is currently taking reservations for Hainan Airlines flights from Wuhan and Xiamen, and expects to expand its reservations system to all 17 cities currently being served by Hainan Airlines - Xiamen, Wuhan, Beijing, Haikou, Ningbo, Shanghai, Nanjing, Zhangjiang, Shenzhen, Chongqing, Nanchang, Xian, Wenzhou, Guilin, Hangzhou, Chengdu, Harbin, imminently. The Joint Venture plans to install up to 3,000 terminals throughout China in the coming year.

    In December 1995, the Company completed an agreement with two Soros managed investment entities to acquire an option to purchase a 50% interest in American Aviation Limited ("American Aviation"), a company formed to purchase 25% or more of the equity in Hainan Airlines. In late November 1995, the Chinese government announced that it had approved the acquisition by American Aviation of 25% of the common stock of Hainan Airlines for an investment of $25,000,000. On December 22, 1995, American Aviation completed the acquisition of 25% of Hainan Airlines.

    Hainan Airlines, the only publicly held airline in China, is one of the fastest growing and most profitable airlines in China--in fact, Hainan was awarded an esteemed designation from the CAAC as the best airline in China in 1995. Hainan Airlines, which carried more than 870,000 passengers in 1995, expects to carry over 1.6 million passengers in 1996, and over 2.7 million passengers by 1998. Based in China's Hainan province, Hainan Airlines currently operates a fleet of 6 Boeing 737, 2 Metro 23 and 1 Lear 55 aircraft throughout China.

    Under the agreement, Phoenix was granted the option to purchase from S-C Phoenix Holdings, L.L.C. ("S-C Phoenix") and Quantum Industrial Partners LDC ("Quantum") a 50% interest in American Aviation (the "Option") for the amount of $15,000,000, exercisable for one year from the date of American Aviation's purchase of the Hainan shares. As part of the transaction, Phoenix granted to S-C Phoenix and Quantum a Warrant to purchase two million shares of Phoenix common stock at the price of $3.23 per share, equal to a 15% discount from an average share trading price, exercisable until January 22, 1999. In addition, Phoenix granted to S-C Phoenix and Quantum an option to sell all or part of American Aviation to Phoenix for shares of Phoenix's common stock, subject to certain limits, exercisable from December 22, 1997 through December 22, 2000.

    On September 28, 1995, the Board granted 400,000 non-qualified stock options to Robert J. Conrads, a director of the Company, to purchase shares of Phoenix's Common Stock at an exercise price of $3.60 (equal to a $1.25 discount from the September 27, 1995 closing stock price of $4.85). These options shall vest in their entirety in nine years and shall expire in ten years. In the event of accelerated vesting of options, such accelerated options shall expire at the end of the later of (a) three years from the date of grant or (b) one year from the date of vesting. If Mr. Conrads is responsible for the Company receiving gross proceeds of $80,000,000 in financing, these options shall accelerate and immediately vest according to the following schedule: 280,000 options for the first $40,000,000 raised; and 120,000 options for the second $40,000,000 raised, on a prorated basis.

    On September 28, 1995, the Board granted 2,000,000 non-qualified stock options to Chen Feng, a director of the Company, to purchase shares of Phoenix's Common Stock at an exercise price of $3.60 (equal to a $1.25 discount from the September 27, 1995 closing price of $4.85). These options shall vest in their entirety in nine years and shall expire in ten years. In the event of accelerated vesting of options, such accelerated options shall expire at the end of the later of (a) three years from the date of grant or (b) one year from the date of vesting. The conditions upon which acceleration and immediate vesting shall occur are as follows: 500,000 options for attaining formal approval of CAAC in regard to the implementation of the Hainan-Phoenix airline reservation system in China and the cut-over into commercial operation of the first airline customer in China; 100,000 options each for signing up as customers, and cutting over into commercial operation, Air China and its five regional affiliates (China Southern, China Eastern, China Northern, China Southwest, and China Northwest); 25,000 options each for signing up as customers, and cutting over into commercial operation, up to twelve other scheduled air carriers in China; and up to 600,000 options for international sales of up to 2,500,000 CAAC-affiliate airline seats through PSL in calendar years 1996, 1997 and 1998, on a prorated basis.

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

Item 3.      Defaults Upon Senior Securities: None

Item 4.      Submission of Matters to a Vote of Security Holders:
             None

Item 5.      Other Information:

    On May 9, 1991, the Company's Common Stock became quoted in the Over-The-Counter market in the "Pink Sheets" and on the Electronic Bulletin Board.

    The NASDAQ Stock Market has determined that the Company does not meet its listing requirements. As soon as the Company and its advisors feel that the Company would qualify for listing, Phoenix will again apply.

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



                                              PHOENIX INFORMATION SYSTEMS CORP.
                                              (Registrant)



Dated:  February 6, 1996                      /s/ ROBERT P. GORDON
                                              ----------------------------------
                                              Robert P. Gordon, President and
                                              Chief Executive Officer




                                              /s/ LEONARD S. OSTFELD
                                              ----------------------------------
                                              Leonard S. Ostfeld, Vice President
                                              and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER                     EXHIBIT DESCRIPTION
--------------                     -------------------
      27                           Financial Data Schedule