Form 10-K
period 1996-03-31
PHOENIX INFORMATION SYSTEMS CORP
filed 1996-06-25
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1996

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ________ to ________

Commission File Number:  0-26532

                       Phoenix Information Systems Corp.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                              13-3337797
- ------------------------------------------            --------------------------
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                         33701
- ------------------------------------------            --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
including area code:                                     (813) 894-8021
                                                      --------------------------


Securities registered pursuant to Section 12(b) of the Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
- --------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 31, 1996, the aggregate market value of the voting stock held by non-affiliates (approximately 22,000,000 shares of Common Stock, $.01 par value) was approximately $63,250,000 based on the average bid and asked price ($2.875) for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of May 31, 1996 was 45,767,618 shares.

                     DOCUMENTS  INCORPORATED  BY  REFERENCE

                 Information required by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference from Phoenix Information Systems Corp.'s definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

ITEM 1.  BUSINESS

OVERVIEW - THE COMPANY

                 Phoenix Information Systems Corp. ("Phoenix" or the "Company") is a development-stage information systems and services company that was formed specifically to support the growing demand for automation services in the travel, tourism and aviation transportation industry. Phoenix has installed and received formal approval from the Civil Aviation Administration of China ("CAAC") to operate an advanced computerized reservation system for the domestic airlines, hotels and travel agencies in the People's Republic of China ("China"). Phoenix provides state-of-the-art, travel-related services to China through its joint venture with China Hainan Airlines ("Hainan Airlines"), named Hainan Phoenix Information Systems, Ltd. ("Hainan-Phoenix" or the "Joint Venture"). Hainan-Phoenix is the only commercial entity to receive formal approval to operate a computerized reservation system in China. The Company owns 70% of Hainan-Phoenix through its wholly-owned subsidiary, Phoenix Systems Ltd., a Bermuda corporation ("PSL"). Phoenix has not generated any significant revenues, earnings or history of operations from inception through March 31, 1996. Consequently, Phoenix's continued existence has depended primarily upon its ability to raise capital.

                 PSL was formed in 1993 to provide reservation systems and services worldwide. PSL formed its first joint venture company with Hainan Airlines. PSL has the responsibility to market, outside of each joint venture's defined territory, all Phoenix travel products (including the inventory of airline seats and hotel rooms). PSL has entered into a joint venture in Russia to provide hotel reservations and expects to enter into additional joint ventures in other countries as such opportunities arise. PSL has also established a turnkey reservations center in the United States and is currently taking on-line reservations for several customers.

                 Hainan-Phoenix is a Chinese joint venture that was formed in late 1993. The Joint Venture was granted its business license in March 1994.
In January, 1995, the Joint Venture installed its proprietary airline and hotel reservation systems software on Stratus Computer, Inc. ("Stratus") hardware located in the Joint Venture's office in Hainan Province, China. The Company's system is presently capable of providing computer reservation services to subscribing Chinese airlines, hotels, tour companies and other travel providers.

                 On June 1, 1996, Hainan-Phoenix officially went operational with its first customer, Hainan Airlines. Hainan Airlines, the only publicly held airline in China, is one of the fastest growing and most profitable airlines in China. In fact, Hainan was awarded an esteemed designation from the CAAC as the best airline in China in 1995. Hainan Airlines, which carried more than 870,000 passengers in 1995, expects to carry over 1.6 million passengers in 1996, and over 2.7 million passengers by 1998. Based in China's Hainan province, Hainan Airlines currently operates a fleet of 6 Boeing 737, 2 Metro 23 and 1 Lear 55 aircraft throughout China.

                 Chen Feng, the chairman of Hainan Airlines and former director of strategic planning for the CAAC, serves on the Board of Directors of the Company. Hainan Airlines, like the other regional and independent airlines in China, is hampered by the lack of automation. In order to remedy this problem, Hainan Airlines entered into the Joint Venture as a means of gaining access to automated reservation services. Through its reservation system, the Joint

Venture has created a database of airline seats and hotel rooms that will be marketed in mainland China by the Joint Venture and outside of mainland China by PSL.

                 Phoenix Systems Group, Inc. ("PSG"), a wholly-owned subsidiary of the Company, is responsible for the development, support and maintenance of the Company's application software systems.

                 On September 15, 1994, Phoenix acquired all the capital stock of American International Travel Agency Inc. ("American") in exchange for 25,000 shares of Phoenix Common Stock. American provides the following benefits to Phoenix: (i) the development of a tour department capable of packaging and remarketing Phoenix's inventory of hotel rooms and airline seats and (ii) the ability to test enhancements of the PHOENIX-AIR and PHOENIX-HOTEL systems.

RECENT DEVELOPMENTS

                 Since March 31, 1995, the Company has made significant progress in many areas. Among other developments, the Company (i) commenced commercial operations in the United States with Eastwind Airlines and Laker Airways; (ii) commenced commercial operations in China with Hainan Airlines;
(iii) acquired an option to purchase 50% of American Aviation Ltd. (a company formed by two Soros-managed investment entities), which owns 25% of the equity in Hainan Airlines; (iv) established a cooperative strategic alliance agreement between Hainan Phoenix and CITS (China International Travel Service) Telecom Ltd. to establish the China Travel Network, a comprehensive travel-industry information system to provide computerized reservation services to domestic airlines, hotels, and other travel service providers throughout China; (v) closed the final $4,800,000 of a $10,000,000 equity financing with S-C Phoenix Partners ("S-C"), a New York general partnership, the general partners of which include affiliates of George Soros and Purnendu Chatterjee; (vi) closed a $5,000,000 convertible preferred stock financing with an institutional investment fund (See Note 10 to the Consolidated Financial Statements); (vii) commenced discussions (and in some cases, negotiations) with prospective airlines and hotel groups in China, the Czech Republic, Russia, the Ukraine, and the United States; and (viii) commenced commercial operations in Russia with the establishment of a hotel reservations center and the cut-over of the Phoenix hotel reservation system by XXI Century Travel Network, of which PSL owns 30 percent.

THE COMPANY'S RESERVATION SYSTEMS

                 The Company's two reservations systems are PHOENIX-AIR and PHOENIX-HOTEL. These systems are capable of generating reservations for most business and leisure travel needs.

The PHOENIX-AIR System

                 PHOENIX-AIR is the Company's airline reservation system. PHOENIX-AIR is a "multi-host," client-server system which conforms to international airline industry standards, enabling PHOENIX-AIR subscribers to communicate directly with other major airline reservation systems throughout the world. PHOENIX-AIR's architecture allows subscribers to operate independent local area networks. Subscribers may operate PHOENIX-AIR as an internal reservation system for their specific airline; they may also use it as a communications interface to access a global network of travel, booking and reservation agents through other reservations systems.

                 PHOENIX-AIR is based on client-server technology. The legacy mainframe airline and CRS systems with which PHOENIX-AIR competes operate through a central processing mainframe computer, typically located in the United States and Europe. Subscribers to these mainframe CRSs access their respective networks through communications packages and are required to purchase custom equipment to use these systems. PHOENIX-AIR on the other hand, offers local airlines an in-country option to the mainframe systems currently used by major airlines. PHOENIX-AIR is an affordable alternative to the legacy systems being marketed by the CRSs and airline reservation system providers. The basic concept is to share processing power throughout a network of intelligent PCs, application servers and supplementary resource servers. Due to dramatic increases in processing power of the desktop PCs and advanced networking technology, client-server systems offer significant advantages in application effectiveness, costs, training and user acceptance when compared to legacy systems.

                 The Company's sales and marketing plan stresses PHOENIX-AIR's dual capacity as both an internal reservations system and as a distribution system. See "--Marketing and Sales Plan."

                 The PHOENIX-AIR system has the capability to present information to users in English and other languages, thereby lowering operator training costs and increasing the potential productivity of reservation agents using PHOENIX-AIR.

The PHOENIX-HOTEL System

                 PHOENIX-HOTEL is a PC-based hotel reservation system, originally designed by the Company for use by smaller, independent establishments which may not otherwise have access to national or international hotel reservation networks. PHOENIX-HOTEL has the capacity to be used by subscribers as an internal hotel reservation system and as a network and distribution system. PHOENIX-HOTEL can be configured to operate with from one to several thousand intelligent terminal stations.

                 PHOENIX-HOTEL has been designed to be flexible and user-friendly. Like most hotel systems, PHOENIX- HOTEL uses codes and abbreviations unique to the travel and hospitality industry. However, unlike many other systems, PHOENIX-HOTEL clearly portrays these codes into "plain English," allowing operators to forego learning the complex set of codes required by most travel-related programs. As a result, subscribers to PHOENIX-HOTEL encounter relatively lower training costs for personnel new to the industry while maintaining the advantages of an industry-standard system.

                 The Company has reached an understanding with officials from Hainan Province pursuant to which the Hainan provincial government will ask the province's major existing hotels, and those being developed, to subscribe to the PHOENIX-HOTEL system.

Phoenix Reservations Center

                 Phoenix offers an alternative solution to the high cost of staffing and operating a reservations call center to those airlines desiring to outscource both their reservation system and call center. This product is especially attractive to start-up airlines who need a turnkey solution to accelerate their entry into the marketplace and to established airlines wishing to reduce costs, increase reservations office flexibility and offload processing from their mainframes.

Development of PHOENIX-AIR

                 The original design for PHOENIX-AIR was created twelve years ago by Linjeflug Airlines of Sweden. Many of the features of this system were later incorporated into a travel agency and tour booking system developed for, and partially by, World Comnet, Inc. ("WCN"), which was an international reservations systems company headquartered in Irvine, California. WCN filed for relief under Chapter 7 of Title 11 of the United States Code in 1992. On October 9, 1992, the Company acquired from a secured creditor of WCN its rights to certain WCN software products, including the travel-related software known as the LIBRA and TOURINC Systems. The Company also acquired all of the secured creditor's rights in WCN's related airline communications interface software.

                 The Company subsequently entered into an agreement with Stratus pursuant to which the Company adapted and converted the LIBRA and TOURINC software to a Stratus platform, renaming it "PHOENIX-AIR." The Company has also executed a joint marketing and sales partnership agreement with Stratus. This agreement calls for both parties to pursue worldwide marketing of Phoenix's software and Stratus' hardware. In 1994, Stratus shipped its first Stratus M250 processor to Hainan-Phoenix's office in Hainan Province following the shipment of a Stratus R5 and a Stratus R10 processor to the Company's Florida office.

                 The Company offers its reservation services throughout the world on a Stratus hardware system. Stratus is a recognized leader in fault-tolerant transaction processing systems and is a major supplier of hardware and software to the airline industry. Such systems allow a computer system to continue operating even if any single component fails. Stratus has a marketing force in 20 countries around the world and enjoys a significant presence in China and in the Pacific Rim.

                 PHOENIX-AIR was designed to be operated using off the shelf standard PCs and computer printers in contrast to dumb terminals and proprietary printers. For those airlines which do not require a ticket (commonly called ticket-less or electronic ticketing), Phoenix was one of the first service providers to offer this capability. The system can also produce the standard industry ticket documents. PHOENIX-AIR provides a seamless, electronic interface to revenue accounting systems, credit card processing centers and provides reconciliation of credit card data to support both a ticket and ticket-less airline.

Reservation services telecommunications access

                 The Company provides connectivity to worldwide travel suppliers through its frame relay and X.25 networks, and through the industry network, owned and operated by SITA. In each country in which Phoenix services customers, the communications solution is state-of-the-art.

Telecommunications in China

                 The Company has been granted access to China's state-of-the-art data communications network known as "ChinaPac", which should enable the Company's reservation services to run at higher efficiency.
ChinaPac is an electronic packet switching network (X.25) that utilizes China's national fiber optic network, which is managed by the Chinese Ministry of Post and Telecommunications ("MPT"). ChinaPac currently links more than 30 major cities in China, encompassing the majority of travel destinations there.

                 MPT's network consists of eight major X.25 switching nodes located in Beijing, Shenyang, Xi'an, Nanjing, Wuhan, Shanghai, Chengdu, and Guangzhou. These nodes have extension access points to outlying areas via X.25 pads. The Company anticipates that these cities will be among the first to be connected to its reservation services after the initial roll-out in Haikou, Hainan. The Company's reservation services are linked by direct communications to the Company's headquarters in St. Petersburg, Florida and to China's domestic airline offices, hotels and ground operators through ChinaPac.

THE HAINAN-PHOENIX JOINT VENTURE

                 On November 22, 1993, Hainan Airlines and PSL signed a joint venture contract (the "Joint Venture Agreement"), establishing Hainan-Phoenix. Hainan Airlines and PSL submitted the Joint Venture Agreement in mid-December 1993 for approval with the appropriate Chinese government authorities. The Chinese Ministry of Foreign Economic Relations and Trade approved the Joint Venture Agreement, and on March 12, 1994 the Company was given official notification that Hainan-Phoenix received its business license (the "Business License") from the Chinese State Administration of Industry and Commerce. In addition to operating the reservation system, the Business License authorizes Hainan-Phoenix to operate in the following lines of business, among others:
the development of other software systems and networks, computer sales, leasing and after-sales service, technical training, and consulting services for computer and network applications.

                 The Joint Venture Agreement requires the parties to make a total investment in Hainan-Phoenix of up to $10,725,000, with registered capital of $8,580,000. Under the terms of the Joint Venture Agreement: (1) Hainan Airlines agreed to provide 30% of the registered capital (in the form of $1,500,000 in cash and property with an aggregate value of $1,080,000, consisting of a five-year lease of 400 square meters of office space, which lease was subsequently modified to a 38-month lease of 600 square meters); (2) PSL agreed to provide 70% of the registered capital (in the form of $1,500,000 in cash and exclusive licensing rights in China of the Company's reservation system, valued at $4,500,000 for purposes of the Joint Venture Agreement); (3) PSL and Hainan Airlines agreed that, in the event additional loans to Hainan-Phoenix were required, the parties would provide loan guarantees in proportion to their respective ownership interests; (4) PSL and Hainan agreed that any and all expenses related to the formation of Hainan- Phoenix would be borne by the parties in proportion to their respective ownership interest and each party would be reimbursed for all approved expenses incurred on behalf of Hainan-Phoenix; and (5) a working team was organized to complete the preparatory work necessary to establish Hainan-Phoenix. The Joint Venture Agreement also provided for the annual distribution of profits, net of any income taxes, to the partners in proportion to their equity interest within three months after the end of each calendar year.

                 In addition to the financial terms set forth above, the Joint Venture Agreement imposed the following obligations on the respective parties. PSL agreed to perform the following services for the benefit of Hainan-Phoenix:
(a) provide its share of the necessary capital to establish and staff the business with proper executive, technical and administrative personnel; (b) provide its share of the necessary capital to purchase, install and maintain the required hardware, software and licenses required; (c) provide all required user documentation and train the Hainan-Phoenix staff and the training staffs of subscribers in the proper operation and use of the reservations systems; (d) provide technical support for the reservation systems until such time as the Hainan-Phoenix staff gains the necessary skills to maintain the operation of its systems; (e) develop, market and maintain outside China an infrastructure to support the international sale of travel components supplied by Hainan-Phoenix's subscribers for use or consumption within China; and (f) provide additional capital to expand the capacity of its reservation system when and if other customers seek to join the system. Hainan-Phoenix, for its part, agreed to perform the following services for the benefit of PSL: (a) utilize its best efforts to insure that all participating air carriers or ground operators on the system appoint PSL as their exclusive general sales agent for the international market; (b) assure availability of air seat inventory and blocked allotment space on ground services; and (c) pledge that all participants on the system will agree that PSL, as general sales agent, shall determine the international selling price or be offered for its tour products the greatest available discount from the published tariff prices.

                 The Company anticipates that Hainan-Phoenix will generate revenues from (1) reservation bookings and processing fees for each airline seat sold and each hotel room night booked; (2) reservation center services fees; (3) fees and commissions on Chinese domestic airline tickets sold to foreign, inbound China passengers; (4) fees from tour and cruise bookings, car rentals and China travel network advertising; and (5) a portion of the airfare from international carriers entering into joint marketing agreements with the Company. The Company has granted Hainan- Phoenix a 50-year license for the exclusive use in China of the PHOENIX-AIR and PHOENIX-HOTEL reservation systems.

                 Through March 31, 1996, Hainan Airlines had not made the $1,500,000 cash contribution. PSL has made loans to the Joint Venture in the amount of approximately $1,500,000. As of March 31, 1996, Hainan-Phoenix had expended approximately $1,464,000 to acquire hardware, system software, networking and processing equipment, including terminals.

                 Hainan-Phoenix utilized these assets to (i) further refine its reservation system to make it possible to sell China's travel products both domestically and internationally; (ii) commence system training and installation; (iii) organize a marketing force to promote use of the reservations system by other airlines and hotels; (iv) market the Company's systems to Chinese ground operators; and (v) provide services to support PSL's efforts to market internationally Hainan-Phoenix's inventory of travel products.

                 At the time of formation of the Joint Venture, the Company instituted a four-step process to roll-out its reservation system:

                 1. Pre-Installation - The Company finalized hardware specifications, ordered hardware, obtained export licenses and implemented PHOENIX-AIR and PHOENIX-HOTEL management training.

                 2. Installation - The Company finalized the installation of its computers and terminals and conducted Company-level testing of and training for its Stratus, PHOENIX-AIR and PHOENIX-HOTEL systems. In February 1995, the Company installed an initial reservations center in Haikou, the capital city of Hainan Province.

                 3. Roll-out - The Company is conducting user training on PHOENIX-AIR and PHOENIX-HOTEL.

                 4. Operation and Marketing - The Company is conducting on-going hardware and software maintenance and systems marketing.

                 The Company has completed all of the stages of this roll-out process.

                 The Joint Venture has held discussions with most of China's scheduled airlines and is in advanced negotiations with several of these carriers. Although the Company anticipates that the Joint Venture will enter into contracts with one or more of such airlines, there can be no assurance that the Company will be able to do so.

TRAVEL AND TOURISM INDUSTRY

Overview of the Industry

                 Since the 1950's, the travel and tourism industry has been growing at a rate of 10% to 11% annually. This growth can be attributed to many factors, including socioeconomic developments, the technological advancement of the airline industry, the rapid expansion of the hotel industry and product distribution methods, and the strategic automation of, and communication among, travel agencies and tour companies. The travel industry has also benefited from the development of CRSs which facilitate travel planning. Today there are six preeminent global CRSs in the industry providing services primarily to North America, Europe and Latin America and one providing service primarily to Asia. The names and principal sponsors of each of these systems are set forth below:

CRS                             Primary Sponsors
- ----                            -----------------
ABACUS                          Royal Brunei, Cathay Pacific, Korean Air, Malaysia
                                Airlines, Philippine Airlines and Singapore
                                Airlines
SABRE                           American Airlines
GALILEO International           United Airlines, US Air, British Airways, Swiss
                                Air, KLM, Alitalia and Air Canada
AMADEUS                         Continental, SAS, Iberia, Lufthansa,
                                Air France, Varig and Argentina
WORLDSPAN                       Delta Airlines, Northwest Airlines, TWA and Abacus
                                - an Asian CRS
GABRIEL                         SITA


Together, these systems provide service to approximately 40,000 travel agency subscribers in the USA and a total of 75,000 subscribers worldwide. Subscribers to these systems account for 90% of the travel agents in their respective markets.

                 Many industry analysts agree that opportunities for growth within the travel and tourism industry lie principally in less developed travel markets. Vast developing nations such as China, India and Russia as well as less developed countries in South America and Southeast Asia, have become increasingly lucrative areas for travel and tourism operators. These markets present enormous opportunities as international travel destinations. Furthermore, due to the size of their populations, such markets offer enormous numbers of potential travelers.

                 With the growth of travel and industry, many countries have decentralized their travel industries. One result has been large growth in the number and use of small regional airline carriers in many developing markets. The Company expects this trend to continue as governments try to generate the revenues associated with attracting increased travel and tourism. The Company believes that these airlines, and the markets they serve, present the Company with opportunities for future growth.

                 This growth in small regional airline carriers is also taking place in the United States. Low cost/low fare, point-to-point, cost-conscious carriers are increasing in number and size. The Company feels that it can profit from this growth by marketing Phoenix's low cost effective airline reservation system as an alternative to higher priced mainframe legacy systems.

                 Many of these new domestic United States carriers also desire to outsource their reservations centers. The Company feels it can fill this need through its airline reservation center.

Travel and Tourism in China

                 BACKGROUND

                 The travel and tourism industry in China has grown over 20% annually over the past 6 years. The Chinese government and private enterprises have committed to the further development of the infrastructure of China.
China has made major commitments to build new airports, update older airports, purchase a substantial number of new aircraft and build deluxe and luxury hotels throughout the country. It is estimated that due to the rising demand in China, the number of aircraft in China will increase from approximately 450 currently, to 1200 by the turn of the century. As China increases its hotel and airline capacity, the need for sophisticated and affordable information systems solutions expands.

                 CURRENT STATUS OF TRAVEL AND TOURISM IN CHINA

                 The development of a broader domestic market for business and leisure travel within China, as well as that for international travel, is hindered by a widespread lack of access to a reservation system in China.
While CAAC offers a reservation system, the system is only capable of making domestic reservations on some airlines. CAAC's technology and communications are outdated and are believed to be inadequate for China's needs. As a result, the Chinese travel and tourism industry continues to depend largely on manual reservation systems. The lack of a modern reservation system hinders China's efforts to develop an effective marketing or sales program at home or abroad, as it proves costly and cumbersome for Chinese travelers and travel providers both inside and outside of China.

                 On January 24, 1996, the Company announced that its Joint Venture received formal approval from the Civil Aviation Administration of China ("CAAC") to operate the Joint Venture's reservation systems for air travel within China. Hainan-Phoenix is the only commercial entity to receive formal approval to operate a reservation system in China. The CAAC, like the Federal Aviation Administration in the United States, is the official regulatory body for the airline industry.

                 With the implementation of the Company's reservation system, both Chinese and foreign travel agents are expected to have on-line access to Chinese domestic airlines and to many of the country's domestic hotels. The Company's reservation system allows subscribing travel agents worldwide to reserve and confirm airline seats and hotel rooms in China, a service that has been unavailable to date. The Company's reservation system is also expected to allow travel agents who previously earned no compensation for selling domestic Chinese airline tickets to earn a commission for the services that they provide to their customers. Hainan-Phoenix also anticipates earning fees from bookings made through its reservation system for airline seats, hotel rooms, tours and other Chinese travel products that may be offered through the Company's reservation system.

                 Hainan-Phoenix has developed the CHINA TRAVEL NETWORK which is an industry network or "intranet". The China Travel Network is a common platform for network communications, office automation and e-mail. The users will be airline carriers, airport authorities, air traffic control, fuel supply companies, and information systems suppliers such as hotels, travel agents, tour companies and cruise lines. Hainan-Phoenix will sell the network which includes PHOENIX-AIR and PHOENIX-HOTEL software. The Joint Venture's products will be available on the "internet". Hainan- Phoenix's programming team is expected to have on-line reservations available on the web towards the end of 1996 using the Netscape software interface. This web site will allow any user in the world to have access to flight schedules, hotels, destination information and other travel services in China.

AIRLINE INDUSTRY

General Background

                 Most airline tickets are sold by independent retail travel agencies using any one of the six CRSs which now dominate the travel industry:
SABRE, GALILEO, WORLDSPAN, AMADEUS, ABACUS and GABRIEL. These CRSs provide the database, automation and means of communication for most of the world's travel agency locations, which number more than 80,000. For an airline's products to be sold effectively, they must be available through one of these industry-standard CRSs. To date, this has not been the case for China's domestic airlines and hotels. However, through the Company's agreements with GALILEO, WORLDSPAN and SYSTEMONE/AMADEUS, the Company's reservation system users have access to the information stored by these mainframe CRSs. See "--The Company's Reservations Systems."

Chinese Domestic Airlines

                 The Chinese government has allowed the formation of independent airlines. There are now over 20 independent commercial airlines operating in China. These airlines include Hainan Airlines, China United Airlines, New China (Xinhua) Air, Shanghai Airlines, Sichuan Airlines, Hubei Airlines, Xiamen Airlines, Xinjiang Airlines, Wuhan Airlines and many others. Many of these independent carriers have ambitious expansion plans. In addition, reports indicate that new airlines are being formed and that the growth and expansion of the travel and tourism industry as well as that of the airline industry is expected to continue well into the next decade.

                 According to a report by a division of CAAC, the number of domestic air passengers in China increased from 22 million in 1992 to 40 million in 1994. Without access to CAAC's reservation system, however, the independent airlines are hampered by an inability to offer prospective domestic passengers the ability to book reservations in advance. None of the Chinese carriers have the capacity to book international reservations. This lack of capacity has proven to be a major obstacle for the independent carriers in China.

THE OPPORTUNITY FOR THE COMPANY

                 The Company's reservation system offers an immediate, viable solution to China's and the less developed travel market's current travel problem of non-existent or poorly automated reservation systems.
Hainan-Phoenix provides an affordable, in-country reservation system alternative to Chinese customers. Furthermore, Hainan-Phoenix will distribute and sell worldwide its inventory of airline seats, hotel rooms and other travel products. Hainan-Phoenix's database of Chinese travel products, easily accessible to travel agents everywhere, is expected to enable travelers to and within China to book reservations as they would to other major travel destinations.

COMPANY PLAN OF DEVELOPMENT

                 With respect to the global market, the Company proposes to establish agreements with the CRS service suppliers and interline agreements with the major international airlines now serving China. In 1995 and 1996, the Company announced agreements with Galileo International (CRS), SystemOne (CRS) (now SystemOne/Amadeus) and SITA (communications access), making it possible for Phoenix's proposed travel services and products to be available through travel agent terminals worldwide. The Company anticipates reaching agreements with additional CRS systems in the future. Airline interline agreements would enable international carriers to sell directly from the Company's inventory of domestic Chinese airline seats and hotel rooms. For example, from the United States, the two dominant carriers to China are Northwest and United Airlines. Both of these airlines would offer Phoenix an appealing CRS affiliation.
United Airlines, along with British Airways and others, is on the GALILEO CRS, which has 49,000 travel agency subscribers worldwide (12,500 of these in the United States). Northwest, along with TWA and Delta, is on the WORLDSPAN CRS, which has more than 10,000 travel agency subscribers (40,000 terminals) in the United States and Canada, as well as more than 1,000 agencies in other countries. WORLDSPAN also provides access to ABACUS, a Singapore-based CRS, which has more than 2,500 travel agency subscribers in the Pacific Rim.

                 PSL seeks to position itself in worldwide travel markets as a principal distributor of travel products and information about China. The Company proposes to assemble a flexible array of travel components, and to capitalize on the Company's reservation systems by warehousing these products and distributing them in foreign markets. More specifically, the Company plans to follow the following four-point plan:

                 1. The Company will link its international database of airline and hotel inventory to Phoenix's principal office in St. Petersburg, Florida and to industry owned communications networks, including Societe Internationale de Telecommunications Aeronautiques ("SITA") and Aeronautical Radio Incorporated ("ARINC") to enable the flow of standardized reservation messages and traffic between systems. This step is critical to allowing international promotion of China's travel products.

                 2. The Company will establish "interline agreements" with major air carriers and reservation systems outside China on behalf of Hainan-Phoenix's subscribing airlines. These agreements will enable the Company to display and sell seats on China's domestic flights through other airline systems and to arrange revenue settlement procedures which are compatible with and acceptable to the established travel industry.

                 3. The Company will develop and sell individual and group travel products to travelers going to China. These products may be sold directly or by wholesale and retail travel agencies worldwide.

                 4. The Company will organize advertising and promotional programs to position the Company as the premier U.S. source of travel products to China and develop a professional sales force to support the marketing efforts.

Hainan-Phoenix Sales Agreement

                 The Company has an understanding with Hainan Airlines that PSL will enter into a general sales agency agreement with Hainan-Phoenix to act as the exclusive general sales agent for Hainan-Phoenix's clients for an initial period of five years.

                 Pursuant to the proposed general sales agency agreement, PSL would undertake to sell Hainan-Phoenix's travel products and information services to travel providers outside of China and to send travelers to China through the Hainan-Phoenix reservation system, however, the Company has determined that a general sales agency agreement is not practicable.

                 COMPETITION

                 The Company's potential competitors can be grouped into three general categories: (1) global CRSs, (2) other airline systems, and (3) reservations services companies. A brief description of each follows.

                 o Global CRSs (ABACUS, SABRE, GALILEO, WORLDSPAN, AMADEUS and GABRIEL), some of which are used by such airlines as Delta, TWA, American, United and Northwest, are both airline and travel agency systems. These systems are designed to operate at great speed in order to allow for a myriad of fare and schedule changes and to support the world-wide travel agency community. These IBM- based systems operate in an environment known as TPF ("Transaction Processing Facility"). There are numerous obstacles to installing and operating TPFs in China, including
                          (i) a very large capital investment and (ii) required license fees.

                          TPF systems communicate with travel agents and other CRSs using protocol ALC, a six-bit protocol that is limited in its capability to be used in a new environment. ALC supports a very limited character set, and could not be used, for example, to print Chinese characters.

                          The costs associated with entering the Chinese travel market are compounded for the Global CRSs given (i) the lack of subscribers ready or able to install the specialized equipment necessary to hook into and maintain contact with the Global CRSs mainframe computers, (ii) the Chinese government's preference for "in-country" reservation systems and (iii) the Chinese copyright laws which render many vendors of software wary of exporting their products to China.

                 o Other Airlines - Air carriers, such as Air China, Japan Airlines, Lufthansa and other European air carriers have computerized reservation systems. While any one of these airlines, among others, could offer their services to domestic Chinese airlines, the Company believes that no Chinese airline has become a partner with a foreign airline for such a purpose. The Company believes foreign airlines face two principal obstacles in forging alliances in China. First, these airline reservations systems do not offer complete reservation services for intra-China flights. Second, in order to enter into the Chinese market, a foreign airline would give up much of its autonomy to CAAC while the individual Chinese carrier may also fear losing autonomy over its business to a larger foreign airline.

                          Hainan-Phoenix has the advantage of having no government-aligned airline affiliation. Thus, Hainan-Phoenix can offer the Chinese airlines the advantages of modern reservations services and worldwide distribution without loss of independence. Moreover, unlike the Company's Stratus/PC-based system, virtually all airline systems operate in either an IBM/TPF or UNISYS environment, either of which would be much more expensive and less flexible than Hainan- Phoenix's system.

                 o Reservation Services - Reservation Services are offered also by SITA (Gabriel), CAAC, Maersk Data Systems and APOLLO. SITA provided the original reservations service to CAAC but was dropped when CAAC decided to provide its own service utilizing a UNISYS System. Maersk is a large Swedish transportation concern. APOLLO operates in the IBM/TPF environment.

                 o CAAC does not pay travel agency commissions on intra-China flights. CAAC's policy is not to book confirmed reservations on domestic flights for foreign travelers except those who fly into China on China Air. Even for Chinese travelers, CAAC generally issues only one-way tickets, so that local government officials at the destination can continue to exercise their historic control over seat availability on outgoing airplanes. To date, management believes that CAAC has not executed interlining agreements with any western airlines, and therefore cannot make or accept confirmed computerized reservations for seats on each others airlines.

                 Hotel chains such as Sheraton and Hyatt have computerized reservation systems pertaining to their own hotels, however, management believes that they do not offer the complete land travel services which are anticipated to be offered by Phoenix.

PREDECESSORS

                 Phoenix was originally incorporated in Delaware on April 4, 1986 as C.S. Primo Corp. C.S. Primo Corp. changed its name to Dynasty Travel Group, Inc. on July 9, 1991. Dynasty Travel Group, Inc. subsequently changed its name to Phoenix Information Systems Corp. on September 29, 1993.

TRADEMARKS AND COPYRIGHTS

                 Phoenix applied for federal registration of the trademark "PHOENIX," "PHOENIX-AIR" for Phoenix's airline reservation system and "PHOENIX-HOTEL" for Phoenix's hotel reservation system, which applications were approved by the United States Patent and Trademark office. Such trademarks will enhance Phoenix's right to use such trademarks and stop others from infringing upon such trademarks.

                 Phoenix has also received copyright protection for the software programs of "PHOENIX-AIR" and "PHOENIX- HOTEL". However, copyright protection granted by the United States Copyright Office affords only limited practical protection against duplication of the media embodying the programs.

EMPLOYEES

                 At May 31, 1996, the Company had 130 employees including executive officers to the Company. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is currently represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.          PROPERTIES

                 On July 29, 1993, the Company entered into a six-year lease for approximately 10,000 square feet of office space in St. Petersburg, Florida. On July 13, 1995, PSL entered into a seven-year lease for approximately 9,000 square feet of office space in the same building.

                 Pursuant to the Joint Venture Agreement as modified, Hainan Airlines has provided Hainan-Phoenix with 600 square meters in its office building in Haikou, Hainan for a period of 38 months. In addition, Hainan-Phoenix has leased 30 square meters in Beijing in the China Air Service Building at a cost of $1,000 per month to support the Joint Venture's marketing efforts. Rent expense for such space in fiscal 1996 and 1995 was approximately $730,000 and $188,000, respectively. See Note 7 of the Consolidated Financial Statements.


ITEM 3.          LEGAL PROCEEDINGS

UNGERLEIDER V. ROBERT P. GORDON, PHOENIX INFORMATION SYSTEMS CORP., ET AL.

                 On April 13, 1995, Bruce A. Ungerleider, M.D. (the "Plaintiff"), filed a complaint in the United States District Court for the Middle District of Florida (Tampa Division), Civil Action No. 95-568 (the "Complaint"), against Robert P. Gordon ("Gordon"), Phoenix Information Systems Corp. ("Phoenix"), Harvest International of America, Inc. ("Harvest") and John Does 1 through 10 inclusive (together with Gordon, Phoenix and Harvest, the "Defendants").

                 The Plaintiff's claims essentially relate to alleged agreements, misrepresentations and omissions made prior to the time of, or in connection with, a written settlement agreement entered into on April 15, 1993 between Plaintiff and Gordon, Phoenix and Harvest (the "Settlement Agreement"). The Plaintiff also alleges that Gordon made oral promises to induce Plaintiff to enter into the Settlement Agreement including an oral promise to give Plaintiff shares of Phoenix stock in addition to the shares specified in the Settlement Agreement. Plaintiff alleges that he was fraudulently induced to enter into the Settlement Agreement pursuant to which he released his rights to, among other things, options, payments and a finders fee in connection with investment monies subsequently received by the Company from S-C.

                 In December 1994, S-C consummated its investment in the Company. In connection with S-C's investment, Robert J. Conrads, a director of the Company who introduced the Company to S-C, received a finders fee which entitled him to 600,000 shares of Common Stock. See "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Financing Transactions."

                 The Plaintiff claims that the Defendants, and each of them individually, violated the antifraud provisions of the Federal and Florida securities law, the civil theft provision of Florida law, and Florida common law. The Plaintiff seeks rescission, and compensatory and treble damages in the amount of $60 million.

                 The management of Phoenix is of the opinion that the lawsuit is without merit, and that there are meritorious defenses to the claims. The management of Phoenix also is of the opinion that the April 15, 1993 agreement referred to in the previous paragraph is a valid and binding compromise and settlement agreement in accordance with its terms.

                 All of the defendants have moved to dismiss the complaint and the motion has been sub judice since September, 1995. The parties are currently engaging in pre-trial discovery, which is scheduled to conclude in August of 1996. If Phoenix does not prevail in its defense of the Plaintiff's claims, Phoenix's business, financial condition and future prospects would be materially adversely affected.

CHARLES CHANG AND JULIETTE CHANG V. ROBERT P. GORDON AND PHOENIX INFORMATION SYSTEMS CORP.

                 On or about November 17, 1995, Charles Chang ("C. Chang") filed a complaint against Defendants Phoenix, Robert P. Gordon, and Harvest International of America, Inc. ("Harvest"), in the Supreme Court of the State of New York, County of New York. The defendants removed the action to the United States District Court for the Southern District of New York. On April 16, 1996, C. Chang and his wife, Juliette Chang (collectively with C. Chang, the "Plaintiffs") filed an Amended Complaint in the United States District Court for the Southern District of New York, Docket No. 96 Civ. 152 (the "Amended Complaint"), against Phoenix and Robert P. Gordon. The Amended Complaint alleges claims against Phoenix for violation of Federal securities laws, the Racketeering Influenced and Corrupt Organizations Act, common law fraud, and for an accounting. The Amended Complaint seeks an unspecified amount of damages to be determined and purports to seek punitive damages in the sum of $10,000,000.

                 The action appears to be based on an alleged business relationship between Robert P. Gordon and C. Chang to engage in business in China. In addition, the Amended Complaint alleges that Robert P. Gordon and C. Chang had an oral agreement to exchange certain shares of Harvest owned by C. Chang for certain shares of Phoenix held by Robert P. Gordon. Plaintiffs do not allege that Phoenix was a party to any of the transactions alleged in the Amended Complaint.

                 The management of Phoenix has been advised by counsel that it has meritorious defenses to the Amended Complaint and intends vigorously to defend the action. Phoenix and Robert P. Gordon have moved to dismiss the Amended Complaint. There can be no assurance, however, that Phoenix will be successful in defending the action and the Company is unable to state the potential outcome of this lawsuit. In the event that the action ultimately concludes in an adverse manner, then Phoenix's business, financial condition and future prospects could be materially adversely affected.

SETTLED MATTERS

                 On September 30, 1994, the Securities and Exchange Commission ("S.E.C.") issued an Order Instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934, Making Findings' and Imposing a Cease and Desist Order against Harvest and Robert P. Gordon. The findings and remedial sanctions imposed by the Order were in accordance with Offers of Settlement dated July 24, 1994, submitted by Harvest and Mr. Gordon, which the S.E.C. accepted. Without admitting or denying liability, Harvest and Mr. Gordon consented to the Cease and Desist Order alleging violations of Section 17(a) of the 1933 Act and Section 10(b) and Rule 10b-5 of the 1934 Act by reason of alleged misrepresentations in 1990 and 1991 in connection with the offer and sale of Harvest non-interest bearing promissory notes convertible into common stock of the predecessors of Phoenix and PSG, and which common stock was to have been issued and registered within 30 or 60 days from the dates of the various notes.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Not applicable.


ITEM 5.          MARKET INFORMATION

                 On May 9, 1991, the Company's Common Stock became quoted in the Over-The-Counter market in the "Pink Sheets" and on the Electronic Bulletin Board.

                 On April 13, 1995 Phoenix submitted an application to have its Common Stock listed on the Nasdaq Stock Market (the "Nasdaq"). On January 25, 1996, the NASDAQ Stock Market had determined that the Company does not meet its listing requirements. As soon as the Company and its advisors feel that the Company would qualify for listing, Phoenix will again apply.

                 The current bulletin board symbol is "PHXS." Set forth below are prices of the Company's Common Stock for the periods indicated as quoted by the National Quotation Bureau, Inc.:

                                                                    Bid
                                                                    ---
                                                            High             Low
                                                            ----             ---
Fiscal 1995
- -----------
April 1 - June 30, 1994                                 $      1        $   5/16
July 1 - September 30, 1994                               3 1/32            3/16
October 1 - December 31, 1994                              2 5/8            7/32
January 1 - March 31, 1995                                     5           1 1/8


Fiscal 1996
- -----------
April 1 - June 30, 1995                                    3 3/4               2
July 1 - September 30, 1995                                5 1/2           1 1/8
October 1 - December 31, 1995                              5 1/8               1
January 1 - March 31, 1996                                     4               1

                 On May 31, 1996, the closing high bid and low asked prices for the Company's Common Stock as reflected on the electronic bulletin board were $2 27/32 and $2 29/32, respectively. The above quotations reflect interdealer prices without retail markups, markdowns or commissions.

                 The number of record holders of the Company's Common Stock as of April 22, 1996 was approximately 1,050. No cash dividends have been paid by the Company on its Common Stock and no cash dividend payment is anticipated in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA

                 The following is selected financial information only, and is qualified by the consolidated financial statements and notes thereto, which are set forth in their entirety elsewhere in this Form 10-K.


- -------------------------------------------------------------------------------------------------------------------------------
                                                                           Year Ended March 31,
                                               --------------------------------------------------------------------------------
                                                       1996                         1995                        1994
- -------------------------------------------------------------------------------------------------------------------------------
 Income Statement Data:
- -------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                     $           746,535          $           136,624            $           -0-
- -------------------------------------------------------------------------------------------------------------------------------
 Start-Up and Organizational Expenses                  (11,404,534)                  (5,507,242)                (2,585,940)
- -------------------------------------------------------------------------------------------------------------------------------
 Net Loss                                               (9,704,318)                  (4,841,824)                (2,567,932)
- -------------------------------------------------------------------------------------------------------------------------------
 Net Loss Per Common Share                                    (.23)                        (.19)                      (.12)
- -------------------------------------------------------------------------------------------------------------------------------
 Weighted Average Number of Common Shares               41,727,774                   25,836,623                 22,161,238
- -------------------------------------------------------------------------------------------------------------------------------
 Cash Dividends                                $               -0-          $               -0-            $           -0-
- -------------------------------------------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Cumulative Since
                                                                                                            April 1, 1989
                                                              Year Ended March 31,                          (Inception) to
                                                                                                            March 31, 1996
                                                      ------------------------------------------
                                                          1993                           1992
- -------------------------------------------------------------------------------------------------------------------------------
 Income Statement Data:
- -------------------------------------------------------------------------------------------------------------------------------
 Net Sales                                            $        -0-                 $        -0-           $         883,159
- -------------------------------------------------------------------------------------------------------------------------------
 Start-Up and Organizational Expenses                   (1,641,252)                    (549,121)                (22,366,344)
- -------------------------------------------------------------------------------------------------------------------------------
 Net Loss                                               (1,640,852)                    (549,095)                (19,980,096)
- -------------------------------------------------------------------------------------------------------------------------------
 Net Loss Per Common Share                                   (.08)                         (.03)            Not Applicable
- -------------------------------------------------------------------------------------------------------------------------------
 Weighted Average Number of Common Shares               20,867,000                   20,000,000             Not Applicable
- -------------------------------------------------------------------------------------------------------------------------------
 Cash Dividends                                       $        -0-                 $        -0-           $             -0-
- -------------------------------------------------------------------------------------------------------------------------------


- -------------------------------------------------------------------------------------------------------------------------------
  Balance Sheet Data (1):
- -------------------------------------------------------------------------------------------------------------------------------
  Working Capital (Deficit)                   $     (919,317)     $  772,086     $  (751,358)   $  (586,126)   $  (159,418)
- -------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                     5,482,717       4,584,348         300,467        117,816         44,954
- -------------------------------------------------------------------------------------------------------------------------------
  Long Term Debt                                     173,075           9,391             -0-            -0-            -0-
- -------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit)               653,367       2,463,970      (2,495,508)      (953,202)      (377,930)
- -------------------------------------------------------------------------------------------------------------------------------


(1) For information pertaining to the issuance of $5,000,000 of 6% convertible preferred stock in April 1996, see Note 10 of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENT

                 Phoenix Information Systems Corp. ("Phoenix" or the "Company") is a development-stage information systems and services company that has developed airline and hotel travel reservation systems.

                 In fiscal 1996, Phoenix commenced operations in the United States, China and Russia. Efforts are under way to enlist additional airlines, hotels and other travel service providers. While Phoenix has now commenced operations, the Company has only a brief operating history and has yet to generate significant revenues or earnings. Consequently, Phoenix's continued existence has depended, primarily, upon its ability to raise capital.

                 In China, Phoenix has installed and begun to operate its advanced computerized travel reservation system for domestic airlines. Phoenix provides state-of-the-art, travel-related information services to China through its 70% owned joint venture with China Hainan Airlines.


RESULTS OF OPERATIONS

                 During the fiscal years ended March 31, 1996, 1995 and 1994, Phoenix sustained net losses of $9,704,318, $4,841,824 and $2,567,932, respectively.  These losses may continue for a presently undetermined time.

                 While Phoenix has concentrated its sales efforts in China, Russia and other countries, the Company has also focused on small domestic carriers that could utilize the Company's reservation system. On May 5, 1995, Phoenix entered into an Agreement with Eastwind Airlines, Inc. ("Eastwind") to provide Eastwind (a new ticketless carrier with service between Greensboro, Boston and Trenton) with a complete reservation system to manage all sales, airport and operations functions. In addition, Phoenix implemented a reservation center that processes all Eastwind reservations as of July 16, 1995. Furthermore, in May 1996, the Company commenced commercial operations with Laker Airlines.

                 Higher travel commission revenues in fiscal 1996 as compared to fiscal 1995 are primarily attributable to the inclusion of American International Travel Agency Inc.'s results for a full year in fiscal 1996 as compared to a partial year in fiscal 1995.

                 During the fiscal years ended March 31, 1996, 1995 and 1994, Phoenix had start-up and organizational expenses of $11,404,534, $5,507,242 and $2,585,940, respectively. The expanding start-up and organizational expenses over the three year period reflects principally the addition of marketing and administrative employees, consulting and legal services and greater financing costs as the Company's focus shifts from product development to generation of customers and sales.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit; Financial Instability

                 As of March 31, 1996, Phoenix had stockholders' equity of $653,367, an accumulated deficit of $19,980,096 and a working capital deficit of $919,317. Phoenix has not generated any significant revenues, earnings or history of operations from inception through March 31, 1996. During fiscal 1996, Robert P. Gordon, Chairman of the Board lent the Company $1,182,500 as working capital of which $232,500 was then utilized to exercise 172,222 stock options; $850,000 was converted into a 5% note, payable on demand; and $100,000 as a non-interest bearing loan. In April 1996, the demand note and the non-interest bearing loan were repaid through the issuance of $5,000,000 of convertible preferred stock.

                 Phoenix continues its efforts to raise funds in order to assure that the Company will have sufficient capital to meet its obligations and to implement its proposed operations and plans. However, no assurances can be given that such efforts will be successful.

Certain Financing Transactions

                 The following is a summary of certain material financing transactions entered into by the Company during the past three years to meet its liquidity requirements:

                 In May 1993, Phoenix entered into a Placement Agent Agreement (the "Agreement") with Axiom Partners, Inc. ("Axiom"), a New York based brokerage firm, pursuant to which Axiom agreed to serve as Placement Agent for a private offering of up to 1,400,000 of Phoenix's units at an offering price of $1.50 per unit for an aggregate maximum gross amount of $2,100,000. Each Unit consisted of one share of Phoenix's common stock and one warrant to purchase one share of Phoenix's common stock at an exercise price of $3.00 per share at any time until the expiration date of April 30, 1995. The Agreement provided that, if by August 2, 1993, Phoenix had not (i) completed a financing of at least $7,000,000, inclusive of the proceeds raised from this offering,
(ii) entered into a letter of commitment for the financing (or a highly confident letter for the underwriting of the financing) or (iii) otherwise entered into a written arrangement that reasonably established that the financing would be consummated by October 31, 1993, and certain other financing conditions were not met, then the exercise price would be lowered to $.50 per share. Since the Company did not meet any of the foregoing conditions, the exercise price of the warrants was lowered to $.50 per share.

                 From the commencement of the private placement offering in May 1993 through August 13, 1993, Phoenix sold 355,000 Units and raised gross proceeds of $532,500. During the offering, Phoenix issued 42,750 Units to Axiom and its counsel as compensation in the offering. As of April 30, 1995, all of the warrants were exercised at $.50 per share into 397,750 shares which were issued in connection with the exercise of such warrants.

                 In February 1994, the Company sold privately to Robert Conrads, an accredited investor who has since become a member of the Company's Board of Directors, a "unit" consisting of 350,000 restricted shares of common stock and 200,000 common stock purchase warrants which expire on March 1, 1999 for a purchase price of $250,000. The warrant included in such unit entitles the holder to purchase 200,000 shares of common stock at an exercise price of $2.00 per share from March 1, 1994 through the expiration date.

                 In May 1994, the Company sold privately to an accredited investor two Units consisting of 66,667 restricted shares of common stock and an equal number of common stock purchase warrants (the "Warrant") which expire on May 10, 1997 (the "Expiration Date") for a purchase price of $50,000 per Unit. For each Unit, the warrant entitles the holder to purchase 66,667 shares of common stock at an exercise price of $2.00 per share from May 10, 1994 through the Expiration Date.

                 On December 9, 1994, the Company entered into a Convertible Note Purchase Agreement (the "Note Agreement") with S-C. The Note Agreement provides for the sale of up to an aggregate of $10,000,000 of the Company's convertible notes ("Notes") in five "tranches" pursuant to the terms of the Note Agreement. The Notes bear interest at short-term LIBOR plus 2%, are due on the earlier of December 8, 1999, or thirteen months from demand, and are secured under a Security Agreement by the Company's airline and hotel reservation system applications software. The Notes were required to be offered by the Company to S-C upon the Company achieving certain performance and operational targets or events as specified in the Note Agreement.

                 On December 9, 1994, Phoenix issued its Tranche A Convertible Note, in the principal amount of $3,000,000, in exchange for net proceeds of $2,846,670. On February 17, 1995, Phoenix issued its Tranche B Convertible Note, in the principal amount of $1,200,000 pursuant to the terms of the Agreement. Under the Agreement, Phoenix was to offer the $1,200,000 Tranche B Convertible Note to S-C after completing the installation of Phoenix's airline reservation system in China, which was completed on February 9, 1995. On March 15, 1995, Phoenix and S-C entered into an amendment (the "Amendment") to the Agreement providing, among other things, for the issuance by Phoenix of a Tranche C Note, in the principal amount of $1,000,000, prior to the target date specified in the Agreement and conversion of all outstanding notes, in the aggregate principal amount of $5,200,000, into 9,666,666 shares of Phoenix's common stock at the conversion prices provided in the notes. The conversion took place effective March 16, 1995.

                 On August 3, 1995, Phoenix and S-C entered into an amendment (the "Amendment") to the agreement providing, among other things, for the issue by Phoenix of the remaining $200,000 Tranche C Convertible Note along with $150,000 from the Tranche D Convertible Note prior to the target dates specified in the agreement.

                 On September 15, 1995, February 9, 1996 and March 15, 1996, Phoenix and S-C entered into amendments (the "Amendments") to the agreement providing, among other things, for the acceleration of issuance by Phoenix of $1,200,000 and $1,150,000 under the Tranche D Convertible Note and $2,100,000 under the Tranche E Convertible Note.

                 Note issuances during fiscal year 1996 aggregating $4,800,000 were converted on the then dates of issue into 4,333,333 shares of Phoenix's common stock at the conversion prices provided in the notes. Furthermore, 300,000 additional common shares were issued. As of March 16, 1996, S-C had purchased all $10,000,000 notes and had converted the notes into Phoenix common stock.

                 In connection with the execution of the Note Agreement, the Company granted S-C three-year warrants to purchase up to 4,000,000 shares of Common Stock at an exercise price of $3.00 per share.

                 S-C will also have registration rights, first purchase rights on subsequent issues by the Company to maintain the percentage ownership of the Company, and the right to nominate one or more directors to the Company's Board. Further, if the Company enters into a joint venture to install and operate its reservation system in India, then S-C has the right to participate in such joint venture on an equal basis with the Company and its joint venture partner (i.e., each partner would own one-third if the Partnership elects to participate fully).

                 In consideration of S-C's agreement to purchase the Tranche C Note prior to the specified target date and conversion of the note to equity, Phoenix issued to S-C a three-year warrant to purchase 2.5 million shares of its Common Stock at a purchase price of $2.00 per share. This warrant is fully exercisable at any time, but otherwise contains substantially the same terms as the warrant to purchase 4 million shares at $3.00 per share issued in connection with the execution of the Note Agreement. Phoenix also agreed to certain modifications to the Registration Rights Agreement entered into with S-C. Furthermore, in consideration of S-C's agreements to purchase a portion of the Tranche C Note and all of the Tranche D and E Notes prior to the specified target dates and conversion of the notes to equity, Phoenix issued to S-C three-year warrants as follows:

                                 600,000    @   $  4.00
                                 345,000    @      3.00
                                 140,000    @      3.28
                                 700,000    @      3.00

                 These warrants are fully exercisable at any time, but otherwise contain substantially the same terms as the 2,500,000 warrants specified above.

         As of March 31, 1996, assuming exercise of all outstanding stock options and warrants, S-C's investment will represent approximately 36% of Phoenix's outstanding equity. While management continues to hold, and has a right to acquire, approximately 27% of Phoenix's outstanding equity, the transactions described above may be deemed to constitute a "change of control" of Phoenix. Neither Phoenix nor S-C, however, consider the foregoing as a "change of control."

CONVERSIONS OF DEBT

                 On November 1, 1993, Michael Gordon, a brother of the President of Phoenix, agreed to convert $219,700 in demand loans into a 10% Convertible Note. The 10% Convertible Note permitted Mr. Gordon to convert the outstanding principal balance of the note plus interest into the Company's common stock before the maturity date of the 10% Convertible Note on January 1, 1995. On December 31, 1994, Michael Gordon converted the 10% Convertible Note, with an outstanding balance of $246,780, and at a conversion rate of $1.25 per share as specified in the 10% Convertible Note, into 197,424 shares of the Company's Common Stock.

                 In November 1993 and February 1994, Robert and Elizabeth Gordon converted their $1,275,618 in demand loans into 10% Convertible Notes. Each of the 10% Convertible Notes permitted the Gordons to convert the outstanding principal balance of the note plus interest into the Company's Common Stock before the maturity date of the 10% Convertible Notes on January 1, 1995. In November 1994, Robert and Elizabeth Gordon elected to convert their 10% Convertible Notes, with an outstanding balance of $1,409,041 (based on conversion rates of

$1.25 and $0.75 per share as specified in the 10% Convertible Note Agreements dated November 1, 1993 and February 25, 1994) into 1,452,713 shares of the Company's Common Stock.

                 In November 1994, the Board of Directors approved converting certain of the Company's existing debt into stock. The Board of Directors authorized the conversion of $1,700,000 of principal amount non-interest bearing loans due Harvest International of America, Inc. and Visitors Services, Inc. (both owned and controlled by Robert P. Gordon) into 3,400,000 shares of the Common Stock of the Company from the authorized but unissued stock of the Company.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The information required by Item 8 and an index thereto commences on page F-1, which pages follow this page.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

              REPORT ON AUDIT OF CONSOLIDATED FINANCIAL STATEMENTS

               for the years ended March 31, 1996, 1995, and 1994
          and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1996

                                C O N T E N T S
                         _____________________________


                                                                                                                    Page
                                                                                                                    ----

Report of Independent Accountants                                                                                    F-2

Financial Statements:

   Consolidated Balance Sheets                                                                                        F-3

   Consolidated Statements of Operations                                                                              F-4

   Consolidated Statements of Changes in
      Stockholders' Equity (Deficit)                                                                            F-5 - F-9

   Consolidated Statements of Cash Flows                                                                      F-10 - F-11

   Notes to Consolidated Financial Statements                                                                 F-12 - F-26

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of
Phoenix Information Systems Corp.

We have audited the accompanying consolidated balance sheets of Phoenix Information Systems Corp. and subsidiaries (the Company), a Delaware corporation in the development stage, as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 1996, 1995 and 1994 and cumulative for the period from April 1, 1991 through March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from inception of development stage activities, April 1, 1989 through March 31, 1991. Those statements were audited by other auditors whose report dated May 3, 1991, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion insofar as it relates to those statements is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Information Systems Corp. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended March 31, 1996, 1995, and 1994 and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company is a development stage company with significant losses and cash flow deficits to date and at March 31, 1996 has not generated any significant revenue, earnings or history of operations from inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tampa, Florida
May 30, 1996

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEETS, MARCH 31


                                                      ASSETS                            1996            1995
                                                                                        ----            ----
Current assets:
   Cash and cash equivalents                                                       $   2,078,510   $    1,864,581
   Prepaids                                                                              135,474           17,700
   Trade receivables                                                                      78,622            7,141
   Receivable from related parties                                                        65,469          346,850
                                                                                   -------------   --------------
           Total current assets                                                        2,358,075        2,236,272
Property and equipment, net                                                            1,882,549        1,646,563
Deposits and other                                                                       110,360           39,706
Due from joint venture partner                                                           737,662          174,605
Goodwill, net                                                                            394,071          487,202
                                                                                   -------------   --------------
                 Total assets                                                      $   5,482,717   $    4,584,348
                                                                                   =============   ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                   $     300,773   $       17,422
   Accounts payable                                                                    2,688,530        1,256,134
   Accrued payroll and payroll taxes                                                     272,582          120,592
   Accrued interest                                                                       15,507           70,038
                                                                                   -------------   --------------
           Total current liabilities                                                   3,277,392        1,464,186

Payable to related parties                                                             1,046,633          593,051
Notes payable, less current portion                                                      173,075            9,391
Accrued compensation expense                                                             332,250           53,750
                                                                                   -------------   --------------

           Total liabilities                                                           4,829,350        2,120,378
                                                                                   -------------   --------------


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
           none issued and outstanding                                                       -                -
   Common stock, $.01 par value, 75,000,000 shares authorized,
           45,722,618 and 39,510,393 shares issued and outstanding
           at March 31, 1996 and 1995, respectively                                      457,226          395,104
   Additional paid-in capital                                                         20,176,237       12,344,644
   Losses that have accumulated during the development stage                         (19,980,096)     (10,275,778)
                                                                                   -------------   --------------

           Total stockholders' equity                                                    653,367        2,463,970
                                                                                   -------------   --------------

                 Total liabilities and stockholders' equity                        $   5,482,717   $    4,584,348
                                                                                   =============   ==============

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended March 31, 1996, 1995, and 1994
          and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1996

                        ______________________________


                                                                                                      Cumulative
                                                                                                         Since
                                                    1996             1995              1994          April 1, 1989
                                                    ----             ----              ----          -------------

Start-up and organizational expenses         $  (11,404,534)    $  (5,507,242)     $  (2,585,940)    $  (22,366,344)

Travel commissions, net                             387,432           136,624                -              524,056

Management fee income                                   -             138,021                -              138,021

Reservation center revenues                         359,103               -                  -              359,103

License fee income                                   24,000            24,000             18,000             66,000

Interest and dividend income                         25,704            21,708                  8             50,026
                                               ------------     -------------      -------------     --------------

Net loss before minority interest
      in net loss of subsidiary                 (10,608,295)       (5,186,889)        (2,567,932)       (21,229,138)
                                               ------------     -------------      -------------     --------------

Minority interest in net loss of subsidiary         903,977           345,065                -            1,249,042
                                               ------------     -------------      -------------     --------------

      Net loss                                 $ (9,704,318)    $  (4,841,824)     $  (2,567,932)    $  (19,980,096)
                                               ============     =============      =============     ==============

Net loss per common share
      outstanding                                $     (.23)      $      (.19)        $     (.12)
                                               ============     =============      =============

Weighted average number of common
      shares outstanding                         41,727,774        25,836,623         22,161,238
                                               ============     =============      =============




                            See accompanying notes.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) for the period from incorporation, June 25, 1987, to March 31, 1996


                        ______________________________


                                                                                          Receivable
                                                 Common Stock            Additional          from         Losses That Have
                                            ----------------------        Paid-In         Issuance of     Accumulated During
                                            Shares          Amount        Capital        Common Stock    Development Stage
                                            ------          ------        -------        ------------    ------------------

 Issuance of common stock of Dynasty
    World, December 28, 1987                  11,000     $       110           -        $      (110)                -

 Issuance of common stock of Dynasty
    World, February 24, 1989                   9,000              90           -                (90)                -

 150 to 1 stock split, March 31, 1989      2,980,000          29,800           -            (29,800)                -

 Issuance of common stock of Dynasty
    World in private placement, net
    of issuance costs of $11,755,
    May 12, 1989                             200,000           2,000     $ 386,245              -                   -

 Capital contribution from majority
    stockholder of Dynasty World for
    start-up costs, March 31, 1990               -               -          59,895           16,500                 -

 Net loss of Dynasty World for the
    period from inception                        -               -             -                -            $ (509,068)
                                         -----------      ----------     ---------        ---------          ----------

 Balance, March 31, 1990                   3,200,000      $   32,000     $ 446,140        $ (13,500)         $ (509,068)
                                         ===========      ==========     =========        =========          ==========


                            See accompanying notes.

      for the period from incorporation, June 25, 1987, to March 31, 1996


                                                                                          Receivable
                                                  Common Stock           Additional          from         Losses That Have
                                            ------------------------      Paid-In         Issuance of     Accumulated During
                                            Shares            Amount      Capital        Common Stock     Development Stage
                                            ------            ------      -------        ------------    ------------------

 Balance, March 31, 1990                   3,200,000         $32,000      $446,140         $(13,500)          $(509,068)

 Eliminate minority Dynasty World shares
    which were not converted into shares
    of Dynasty Travel                       (454,562)         (4,546)        4,546              -                   -
                                           ---------         -------      --------         --------           ---------

 Net shares of Dynasty World as of
    March 31, 1990 which were converted
    into shares of Dynasty Travel on
    January 3, 1991                        2,745,438          27,454       450,686              -                   -

 Adjustment to convert number of Dynasty
    World shares and par value of Dynasty
    shares to shares of Dynasty Travel
    received in reverse acquisition         (217,079)         (2,170)        2,170              -                   -
                                           ---------         -------      --------         --------           ---------

 Restated balances, March 31, 1990         2,528,359         $25,284      $452,856         $(13,500)          $(509,068)
                                           =========         =======      ========         ========           =========





                            See accompanying notes.

      for the period from incorporation, June 25, 1987, to March 31, 1996

                        ______________________________


                                                                                                   Common Stock
                                                   Common Stock            Additional               Subscribed
                                               --------------------         Paid-In          --------------------------
                                               Shares        Amount         Capital          Shares              Amount
                                               ------        ------         -------          ------              ------

 Restated balances, March 31, 1990            2,528,359      $ 25,284      $ 452,856             -                   -

 Issuance of 16,800,000 shares of
    Dynasty World common stock on
    January 3, 1991, as converted to
    shares of Dynasty Travel received
    in the reverse acquisition               15,471,641       154,716         13,284             -                   -

 Balance in capital accounts of Dynasty
    Travel prior to the reverse
    acquisition on March 4, 1991              2,000,000        20,000        (38,900)            -                   -

 Net loss                                           -             -              -               -                   -
                                             ----------     ---------      ---------         -------            --------

 Balance, March 31, 1991                     20,000,000       200,000        427,240             -                   -

 Sale of stock subscription                         -             -          215,600         440,000            $  4,400

 Collection of stock subscription                   -             -              -               -                   -

 Net loss                                           -             -              -               -                   -
                                             ----------     ---------      ---------         -------            --------

 Balance, March 31, 1992                     20,000,000     $ 200,000      $ 642,840         440,000            $  4,400
                                             ==========     =========      =========         =======            ========

                                                Receivable
                                                   from         Losses That Have
                                               Issuance of     Accumulated During
                                               Common Stock     Development Stage
                                               ------------     -----------------

 Restated balances, March 31, 1990                 $ (13,500)       $  (509,068)

 Issuance of 16,800,000 shares of
    Dynasty World common stock on
    January 3, 1991, as converted to
    shares of Dynasty Travel received
    in the reverse acquisition                           -                  -

 Balance in capital accounts of Dynasty
    Travel prior to the reverse
    acquisition on March 4, 1991                         -                  -

 Net loss                                                -             (167,007)
                                               -------------       ------------

 Balance, March 31, 1991                             (13,500)          (676,075)

 Sale of stock subscription                              -                  -

 Collection of stock subscription                     13,500                -

 Net loss                                                -             (549,095)
                                               -------------       ------------

 Balance, March 31, 1992                       $         -         $ (1,225,170)
                                               =============       ============



                            See accompanying notes.

      for the period from incorporation, June 25, 1987, to March 31, 1996


                        ______________________________



                                                                                                     Common Stock
                                                  Common Stock                Additional              Subscribed
                                          -------------------------            Paid-In          -------------------------
                                          Shares             Amount            Capital          Shares             Amount
                                          ------             ------            -------          ------             ------
 Balance, March 31, 1992                20,000,000          $ 200,000        $   642,840         440,000         $   4,400

 Issuance of common stock                1,050,159             10,502            298,978        (440,000)           (4,400)

 Sale of common stock subscription             -                  -              753,665         833,500             8,335

 Net loss                                      -                  -               -                 -                   -
                                        ----------          ---------        -----------       ---------          --------

 Balance, March 31, 1993                21,050,159            210,502          1,695,483         833,500             8,335

 Issuance of common stock                1,585,750             15,858            716,638        (833,500)           (8,335)

 Sale of stock subscription                    -                  -              295,465         450,000             4,500

 Collection of stock subscription              -                  -                  -               -                 -

 Net loss                                      -                  -                  -               -                 -
                                        ----------          ---------        -----------       ---------          --------

 Balance, March 31, 1994                22,635,909          $ 226,360        $ 2,707,586         450,000          $  4,500
                                        ==========          =========        ===========       =========          ========




                                             Receivable
                                                from          Losses That Have
                                            Issuance of      Accumulated During
                                            Common Stock     Development Stage
                                            ------------     ------------------
 Balance, March 31, 1992                            -          $ (1,225,170)

 Issuance of common stock                      $ (1,500)                -

 Sale of common stock subscription                  -                   -

 Net loss                                           -            (1,640,852)
                                             ----------        ------------

 Balance, March 31, 1993                         (1,500)         (2,866,022)

 Issuance of common stock                           -                   -

 Sale of stock subscription                         -                   -

 Collection of stock subscription                 1,500                 -

 Net loss                                           -            (2,567,932)
                                             ----------        ------------

 Balance, March 31, 1994                     $      -          $ (5,433,954)
                                             ==========        ============




                            See accompanying notes.

      for the period from incorporation, June 25, 1987, to March 31, 1996

                        ______________________________


                                                                   Common Stock             Additional
                                                             -------------------------        Paid-In
                                                             Shares             Amount        Capital
                                                             ------             ------        -------

Balance, March 31, 1994                                    22,635,909          $ 226,360   $   2,707,586

Issuance of common stock subscribed                           450,000              4,500             -

Sale of common stock                                          133,334              1,333          98,667

Acquisition of minority interest of subsidiary                533,333              5,334         461,332

Conversion of indebtedness to related
    parties to common stock                                 5,050,137             50,501       3,305,320

Compensation paid through issuance of stock                   225,000              2,250         172,750

Services paid through issuance of stock                       816,014              8,159         495,656

Conversion of notes payable to stock                        9,666,666             96,667       5,103,333

Net loss                                                          -                  -               -
                                                           ----------          ---------    ------------

Balance, March 31, 1995                                    39,510,393            395,104      12,344,644

Sale of common stock                                          776,070              7,761         680,184

Conversion of indebtedness to related
    parties to common stock                                   172,222              1,722         230,778

Compensation paid through issuance of stock                   547,500              5,475         830,296

Services paid through issuance of stock                        83,100                831         196,668

Conversion of notes payable to stock                        4,633,333             46,333       4,753,667

Transaction fee paid through issuance of options                  -                  -         1,140,000

Net loss                                                          -                  -               -
                                                           ----------          ---------    ------------

 Balance, March 31, 1996                                   45,722,618          $ 457,226    $ 20,176,237
                                                           ==========          =========    ============

                                                                 Common Stock
                                                                  Subscribed              Losses That Have
                                                            ---------------------        Accumulated During
                                                            Shares         Amount         Development Stage
                                                            ------         ------         -----------------

Balance, March 31, 1994                                       450,000        $  4,500      $   (5,433,954)

Issuance of common stock subscribed                          (450,000)         (4,500)                -

Sale of common stock                                              -               -                   -

Acquisition of minority interest of subsidiary                    -               -                   -

Conversion of indebtedness to related
    parties to common stock                                       -               -                   -

Compensation paid through issuance of stock                       -               -                   -

Services paid through issuance of stock                           -               -                   -

Conversion of notes payable to stock                              -               -                   -

Net loss                                                          -               -            (4,841,824)
                                                          -----------   -------------       -------------

Balance, March 31, 1995                                           -               -           (10,275,778)

Sale of common stock                                              -               -                   -

Conversion of indebtedness to related
    parties to common stock                                       -               -                   -

Compensation paid through issuance of stock                       -               -                   -

Services paid through issuance of stock                           -               -                   -

Conversion of notes payable to stock                              -               -                   -

Transaction fee paid through issuance of options                  -               -                   -

Net loss                                                          -               -            (9,704,318)
                                                          -----------   -------------       -------------

 Balance, March 31, 1996                                          -     $         -         $ (19,980,096)
                                                          ===========   =============       =============

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended March 31, 1996, 1995, and 1994
          and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1996

                                                                                                          Cumulative
                                                                                                             Since
                                                                  1996           1995           1994     April 1, 1989
                                                                  ----           ----           ----     -------------
Cash flows from operating activities:
- ------------------------------------
     Net loss                                                  $(9,704,318)  $(4,841,824)   $ (2,567,932) $(19,980,096)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization expense                    1,143,842       212,730          37,926     1,404,607
        Compensation paid through issuance of stock                300,000       228,750          24,586       580,452
        Transaction fee                                          1,140,000           -               -       1,140,000
        Services paid through issuance of stock                    835,771       503,815         282,326     1,698,307
        Rent paid through in-kind contribution                     340,920       170,460             -         511,380
        Minority interest in net loss of subsidiary               (903,977)     (345,065)            -      (1,249,042)
        Other                                                          -          81,590             -         157,985
                                                               -----------    ----------    ------------  ------------
                                                                (6,847,762)   (3,989,544)     (2,223,094)  (15,736,407)

     Changes in assets and liabilities:

     Prepaids, deposits and trade receivables                     (259,908)       15,653         (20,161)     (259,771)
     Accounts payable                                            1,485,396       175,464          50,578     2,065,122
     Accrued payroll and payroll taxes                             151,990      (347,381)         87,800       216,005
     Accrued interest                                              (54,531)      163,530          89,435       216,392
                                                               -----------    ----------    ------------  ------------
        Net cash used in operating activities                   (5,524,815)   (3,982,278)     (2,015,442)  (13,498,659)
                                                               -----------    ----------    ------------  ------------

Cash flows from investing activities:
     Purchase of property and equipment                         (1,129,196)     (992,168)        (64,639)   (2,224,816)
                                                               -----------    ----------    ------------  ------------

        Net cash used in investing activities                   (1,129,196)     (992,168)        (64,639)   (2,224,816)
                                                               -----------    ----------    ------------  ------------





                            See accompanying notes.

               for the years ended March 31, 1996, 1995, and 1994
          and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1996


                        ______________________________


                                                                                                            Cumulative
                                                                                                               Since
                                                                1996             1995           1994       April 1, 1989
                                                                ----             ----           ----       -------------
Cash flows from financing activities:
- ------------------------------------
  Issuance of common stock                                  $    666,445   $     100,000     $   441,800   $   1,858,095
  Stock subscriptions                                                -               -           301,500       1,297,000
  Proceeds from notes payable                                    523,000       5,046,670             -           538,000
  Payments on notes payable                                     (224,770)        (56,406)        (35,000)       (326,176)
  Proceeds from related parties                                5,911,962       2,036,206       1,592,715      15,529,818
  Payments to related parties                                        -          (281,314)       (238,101)     (1,106,946)
  Payments on capital lease obligation                            (8,697)        (10,509)         (3,700)         12,194
                                                            ------------   -------------     -----------   ------------

        Net cash provided by financing activities              6,867,940       6,834,647       2,059,214      17,801,985
                                                            ------------   -------------     -----------   ------------

Increase (decrease) in cash and cash equivalents                 213,929       1,860,201         (20,867)      2,078,510

Cash and cash equivalents, beginning of period                 1,864,581           4,380          25,247             -
                                                            ------------   -------------     -----------   ------------

Cash and cash equivalents, end of period                    $  2,078,510   $   1,864,581     $     4,380   $   2,078,510
                                                            ============   =============     ===========   =============





                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           _____________________

1.    Organization and Operations:

      The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix Systems Ltd. (wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993) and American International Travel Agency, Inc. (wholly owned since September 15, 1994). All significant intercompany accounts and transactions have been eliminated.

      Phoenix, formerly Dynasty Travel Group, Inc. (earlier CS Primo Corp.), was incorporated in Delaware on April 4, 1986, for the purpose of seeking potential business opportunities through the acquisition of an existing business. Prior to the acquisition discussed below, Phoenix was a shell company with no material assets, liabilities or operations.

      Phoenix Systems Group, Inc. ("PSG"), formerly Dynasty World Express, Inc., was incorporated on June 25, 1987 under the laws of the State of Delaware and commenced development-stage operations on April 1, 1989 to become involved in the growth of both business and leisure travel to the People's Republic of China ("China"), and to participate in the emerging developments of associated travel infrastructure within China, including transportation, lodging, funds transfer, and data communications.

      On March 4, 1991, Phoenix entered into an Agreement and Plan of Reorganization (the "Agreement") with PSG, in which 18,000,000 shares of Phoenix's common stock were issued to certain shareholders of PSG (of which 16,365,000 shares were issued to Robert P. Gordon and Harvest International of America, Inc. "Harvest") in exchange for 97.7 percent of the then outstanding shares of PSG. As of March 4, 1991, PSG had 20,000,000 shares of common stock outstanding which consisted of the 3,200,000 shares outstanding at March 31, 1990, and 16,800,000 shares which were issued on January 3, 1991. Of the 20,000,000 shares of PSG outstanding at March 4, 1991, 19,545,438 were exchanged for the 18,000,000 shares of Phoenix's common stock in connection with the Agreement.

      For accounting purposes, the transaction was accounted for as a reverse acquisition, as if PSG acquired Phoenix because the former shareholders of PSG owned a majority of Phoenix's common stock (97.7%) following the acquisition. The consolidated financial statements presented herein for the periods prior to the effective date of the acquisition only include the accounts of PSG. The consolidated statements of stockholders' equity (deficit) have been converted from PSG's capital stock structure to Phoenix's capital stock structure to reflect the exchange of shares pursuant to the Agreement. On the date of the acquisition, the minority stockholders of PSG had a deficit minority interest and, accordingly, this interest has been valued at zero in the accompanying consolidated financial statements. The consolidated group of companies are collectively referred to herein as "Phoenix". All significant intercompany balances have been eliminated.

      Phoenix Systems Ltd. ("PSL"), a Bermuda corporation and wholly-owned subsidiary of Phoenix, was formed in 1993 to establish foreign reservation systems joint ventures. PSL formed its first joint venture company with China Hainan Airlines ("Hainan Airlines"). Phoenix expects to enter into additional joint venture opportunities in China, other countries, and the United States. PSL has the responsibility, outside of China, to market all Phoenix products.

                            _____________________


1.    Organization and Operations, continued:

      On June 30, 1992, Harvest, an affiliate of Phoenix (see Note 6), received, with the Chinese Academy of Sciences, approval for a joint venture for the purpose of importing and establishing an airline reservation system and tour system within China. However, in September 1993, Harvest notified Beijing Great Concept that Harvest would terminate the joint venture. As an alternative, PSL entered into an Agreement on October 20, 1993 with Hainan Airlines, whereby PSL and Hainan Airlines agreed to establish a joint venture to market in China Phoenix's airline reservations system called PHOENIX-AIR and its hotel reservations system called PHOENIX-HOTEL and to establish airline and hotel reservation systems and a tour wholesale system within China. On November 22, 1993, the new Joint Venture Contract was signed between Hainan Airlines and PSL. The name of the joint venture is Hainan Phoenix Information Systems, Ltd. ("Hainan-Phoenix"), an equity joint venture using Chinese and foreign investment.

      Hainan Airlines and PSL submitted the joint venture contract in mid-December 1993 for approval with the appropriate Chinese government
      authorities.   The Chinese Ministry of Foreign Economic Relations and
      Trade approved the joint venture agreement and on March 12, 1994, Phoenix was given official notification that Hainan- Phoenix received its business license from the Chinese State Administration of Industry and Commerce. In addition to operating the reservation system, the business license authorizes Hainan-Phoenix to operate in the following lines of business, among others: the development of other software systems and networks, computer sales, leasing and after-sales service, technical training, and consulting services for computer and network applications.

      On September 15, 1994, Phoenix consummated the acquisition of all the capital stock of American International Travel Agency, Inc. ("American") in exchange for 25,000 shares of common stock in Phoenix. The acquisition was accounted for under the purchase method. Results of operations were immaterial for the period September 15, 1994 through March 31, 1995. American was incorporated in 1977 in the State of Florida to provide retail leisure travel services, but has expanded its customer base to include commercial travel services.

      In May of 1995 and April of 1996, PSL entered into agreements with existing airlines to provide airline reservation systems and reservation services. Phoenix is still in the development stage and has yet to generate any significant revenues. Accordingly, the consolidated financial statements are presented on the basis of a development stage company since April 1, 1989, which was the inception of development stage operations. Even if Phoenix is ultimately successful in generating significant revenues, it is uncertain as to how much time may pass before they are realized.

      The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, these financial statements do not include adjustments, if any, which might be necessary should Phoenix be unable to continue as a going concern.

2.    Summary of Significant Accounting Policies:

      Cash and cash equivalents - Cash and cash equivalents consits of instruments with original maturities of three months or less.

                            _____________________



2.    Summary of Significant Accounting Policies, continued:

      Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, is computed using the straight-line method over the estimated useful lives of the related assets or the remaining terms of the leases, whichever is shorter. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred; expenditures for renewals and betterments are capitalized.

      Goodwill - Goodwill of approximately $466,700 represents the excess of the value of PSG stock acquired by Phoenix upon the conversion of PSG shares and certain Harvest notes into shares of Phoenix (see Note 6) In addition, goodwill of approximately $61,700 represents the excess of fair value of net assets acquired of American. Goodwill is being amortized over 5 years on a straight-line basis. Amortization expense was approximately $93,100 and $41,200 for 1996 and 1995, respectively. There was no goodwill prior to 1995.

      Revenue recognition - Travel commissions and fees from airline ticketing are recognized when tickets are written. Hotel and car rental commissions are recorded as income when cash is received. Cruises and tour commissions are recorded after the cruises and tours depart.

      Management Fee Income - Management fee income represents amounts charged to Visitors Services, Inc. ("VSI"), a related party, for management and accounting services.

      License Fee Income - License fee income represents monthly fees received from VSI, for use on a non-exclusive basis of Phoenix's PHOENIX-HOTEL software.

      Income Taxes - As of March 31, 1996, Phoenix has net operating loss carryforwards of approximately $12,500,000 for income tax purposes that expire in the years 2007 through 2011. For financial reporting purposes, a valuation allowance of $4,700,000 has been recognized to offset the deferred tax assets related to these carryforwards. At March 31, 1996, Phoenix also has deferred tax assets in the amount of $343,000 related to start-up costs which have been capitalized for tax purposes. For financial reporting purposes, a valuation allowance of $343,000 has been recognized to offset the deferred tax asset related to start-up costs.

      For the year ended March 31, 1994, Phoenix adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS 109), which changed the requirements for accounting for income taxes from the deferred method to the asset and liability method. Under the asset and liability method, expected future tax consequences of temporary differences between the tax and financial basis of assets and liabilities are reported as deferred taxes measured at current tax rates. The adoption of SFAS No. 109 had an immaterial effect on the Company's consolidated financial statements.

      Foreign currencies - Foreign currency account balances at year-end are translated into U.S. dollars at the rate of exchange in effect at year-end. Gains and losses resulting from foreign currency transactions are included in net loss as a component of start-up and organizational expenses as such amounts are immaterial.

                            _____________________




2.    Summary of Significant Accounting Policies, continued:

      Loss Per Common Share - Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Fully diluted per share amounts are antidilutive.

      Concentrations of Credit Risk - Financial instruments which potentially subject Phoenix to concentrations of credit risk consist principally of cash and cash equivalents. As of March 31, 1996 and 1995, substantially all of Phoenix's cash balances, including amounts representing outstanding checks, were maintained with Barnett Bank, N.A..

      Non-Cash Transactions - Phoenix had the following non-cash financing activities during the years ended March 31, 1996, 1995 and 1994:

                                                            1996            1995               1994
                                                            ----            ----               ----
Investing
- ---------
Transfer of property and equipment from Harvest
      via a note payable to Harvest                            -                -            $ 69,000
Capital lease obligation                                       -                -              29,500
Acquisition of subsidiary, net                                 -            $55,655               -
Acquisition of minority interest                               -            466,666               -

Financing
- ---------
Contribution of joint venture partner                          -            170,460               -
Conversion of debt to equity                            $5,032,500        8,555,821               -
Issuance of common stock subscribed                            -                -               8,335
Reclassification of accrued interest to equity                 -            160,502            45,100

      Use of Estimates - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications - Certain reclassifications have been made to Phoenix's fiscal year 1995 and 1994 consolidated financial statements to conform with 1996 consolidated financial statement presentation.

3.    Property and Equipment:

      Property and equipment consist of the following:

                                                                                      1996             1995
                                                                                      ----             ----

                 Equipment and Furniture                                          $     440,353   $     148,482
                 Computers and Software                                               2,554,962       1,717,638
                                                                                  -------------   -------------
                                                                                      2,995,315       1,866,120
                 Less accumulated depreciation
                       and amortization                                               1,112,766         219,557
                                                                                  -------------   -------------

                                                                                  $   1,882,549   $   1,646,563
                                                                                  =============   =============


                            _____________________



3.    Property and Equipment, continued:

      Depreciation expense for the years ended March 31, 1996, 1995, 1994 and cumulative for the period from inception through March 31, 1996 was approximately $893,200, $171,500, $37,900 and $1,112,700, respectively.


4.    Notes Payable:

      Notes payable consist of the following as of March 31:

                                                                                            1996             1995
                                                                                            ----             ----

      Note payable to bank, payable in monthly installments of $7,805, including interest of 9.75%, collateralized by certain property
           and equipment                                                               $    200,574     $       -

      Notes payable to Investment Company, payable in fiscal 1997, with
           interest at 4%                                                                   200,000             -

      Note payable to bank, payable in monthly installments of $2,563, including interest of 8.75%, collateralized by a certificate of
           deposit maintained at the bank                                                    66,680             -

      Note payable on demand with periodic payments including
           interest of 13.9%                                                                    -            11,522

      Capital lease obligation, payable in monthly installments of $670                       6,594          15,291
                                                                                       ------------     -----------

                                                                                            473,848          26,813

      Less current portion                                                                 (300,773)        (17,422)
                                                                                       ------------     -----------

                                                                                       $    173,075     $     9,391
                                                                                       ============     ===========

      Annual maturities of notes payable for the fiscal years following fiscal 1996 are approximately as follows:

                       1997     $   301,000
                       1998         124,000
                       1999          49,000

      In addition, on December 9, 1994, Phoenix entered into a Convertible Note Purchase Agreement with S-C Phoenix Partners (see note 5).

                            _____________________




5.    Equity Transactions:

      In November 1994, the Board of Directors authorized the (a) conversion of $483,150 principal amount of non- registered and non-interest bearing notes of Harvest issued in 1990 and 1991 to 40 investors into 653,989 shares of the common stock of Phoenix owned by Harvest; (b) conversion of $600,000 principal amount of non-registered 12.5% Subordinated Convertible Notes due March 31, 1993 of Harvest issued in 1990 to 37 investors into 822,248 shares of the common stock of Phoenix owned by Harvest; and (c) conversion of 200,000 non-registered shares of PSG issued in 1989 to 17 investors into 533,333 shares of the common stock of Phoenix from the authorized but unissued shares of Phoenix.

      Phoenix initiated communications to the various noteholders and securities holders with respect to the conversion and transfer of their present ownership into shares of the common stock of Phoenix and as of March 31, 1995 (a) Harvest has exchanged all of the $483,150 principal amount of non-registered and non-interest bearing notes into 653,989 shares of the common stock of Phoenix owned by Harvest, held by all 40 investors; (b) Harvest has exchanged all of the $600,000 principal amount of non-registered 12.5% Subordinated Convertible Notes of Harvest into 822,248 shares of the common stock of Phoenix owned by Harvest, representing all 37 investors; and (c) Phoenix has exchanged 533,333 shares of the common stock of Phoenix from the authorized but unissued shares of Phoenix for all 200,000 shares of PSG held by all 17 investors. Phoenix now owns 100.0% of PSG.

      On December 9, 1994, Phoenix entered into a Convertible Note Purchase Agreement ("Agreement") with S-C Phoenix Partners, a New York general partnership ("S-C"), comprised of affiliates of Quantum Industrial Holdings, Ltd., George Soros and Purnendu Chatterjee. The Agreement provides for the sale of up to $10,000,000 of Phoenix's convertible notes ("Notes").

      On December 9, 1994, Phoenix issued its Tranche A Convertible Note, in the principal amount of $3,000,000, in exchange for net proceeds of $2,846,670. On February 17, 1995, Phoenix issued its Tranche B Convertible Note, in the principal amount of $1,200,000 pursuant to the terms of the Agreement. Under the Agreement, Phoenix was to offer the $1,200,000 Tranche B Convertible Note to S-C after completing the installation of Phoenix's airline reservation system in China, which was completed on February 9, 1995. On March 15, 1995, Phoenix and S-C entered into an amendment (the "Amendment") to the Agreement providing, among other things, for the issue by Phoenix of a Tranche C Note, in the principal amount of $1,000,000, prior to the target date specified in the Agreement and conversion of all outstanding notes, in the aggregate principal amount of $5,200,000, into 9,666,666 shares of Phoenix's common stock at the conversion prices provided in the notes. The conversion took place effective March 16, 1995.

      On August 3, 1995, Phoenix and S-C entered into an amendment (the "Amendment") to the agreement providing, among other things, for the issue by Phoenix of the remaining $200,000 Tranche C Convertible Note along with $150,000 from the Tranche D Convertible Note prior to the target dates specified in the agreement.

      On September 15, 1995, February 9, 1996 and March 15, 1996, Phoenix and S-C entered into amendments (the "Amendments") to the agreement providing, among other things, for the acceleration of issuance by Phoenix of $1,200,000 and $1,150,000 under the Tranche D Convertible Note and $2,100,000 under the Tranche E Convertible Note.

                            _____________________




5.    Equity Transactions, continued:

      Note issuances during fiscal year 1996 aggregating $4,800,000 were converted on the then dates of issue into 4,333,333 shares of Phoenix's common stock at the conversion prices provided in the notes. Furthermore, 300,000 additional common shares were issued. As of March 16, 1996, S-C had purchased all $10,000,000 in notes and had converted the notes into Phoenix common stock. The notes bore interest at short-term LIBOR plus 2%.

      In connection with the execution of the Note Agreement, the Company granted S-C three-year warrants to purchase up to 4,000,000 shares of Common Stock at an exercise price of $3.00 per share.

      S-C will also have registration rights, first purchase rights on subsequent issues by the Company to maintain the percentage ownership of the Company, and the right to nominate one or more directors to the Company's Board. Further, if the Company enters into a joint venture to install and operate its reservation system in India, then S-C has the right to participate in such joint venture on an equal basis with the Company and its joint venture partner (i.e., each partner would own one-third if the Partnership elects to participate fully).

      In consideration of S-C's agreement to purchase the Tranche C Note prior to the specified target date and conversion of the note to equity, Phoenix issued to S-C a three-year warrant to purchase 2.5 million shares of its Common Stock at a purchase price of $2.00 per share. This warrant is fully exercisable at any time, but otherwise contains substantially the same terms as the warrant to purchase 4 million shares at $3.00 per share issued in connection with the execution of the Note Agreement. Phoenix also agreed to certain modifications to the Registration Rights Agreement entered into with S-C. Furthermore, in consideration of S-C's agreements to purchase a portion of the Tranche C Note and all of the Tranche D and E Notes prior to the specified target dates and conversion of the notes to equity, Phoenix issued to S-C three-year warrants as follows:

                                       600,000      @    $ 4.00
                                       345,000      @      3.00
                                       140,000      @      3.28
                                       700,000      @      3.00

      These warrants are fully exercisable at any time, but otherwise contain substantially the same terms as the 2,500,000 warrants specified above.

      On December 7, 1995, Phoenix and S-C Phoenix Holdings entered into an agreement granting Phoenix the option to purchase from S-C Phoenix Holdings a 50% interest in American Aviation Limited, a company formed to purchase 25% or more of the equity in Hainan Airlines. Under the agreement, Phoenix may purchase a 50% interest in American Aviation Limited for $15,000,000, exercisable for one year from the date of American's purchase of the Hainan shares. As consideration for the option, Phoenix granted to S-C Phoenix Holdings warrants to purchase shares of Phoenix common stock as follows: 2 million shares exercisable for 120 days at the price of $4.00 per share, which warrant expired unexercised; and 2 million shares as of the date of American's $25,000,000 investment in Hainan, exercisable for a period of three years at a price of $3.28 per share, commencing on December 22, 1997. In addition, Phoenix granted to S-C Phoenix and Quantum an option to sell all or part of American Aviation to Phoenix for up to a maximum of 8,000,000 shares of Phoenix's common stock,

                            _____________________




5.    Equity Transactions, continued:

      subject to certain adjustments and conditions, exercisable from December 22, 1997 through December 22, 2000.

6.    Related Party Transactions:

      In 1989, Phoenix entered into a consulting agreement with Harvest. Under the terms of this agreement, Phoenix paid Harvest $10,000 per month beginning in April 1989 relating to operating contracts with certain Chinese travel companies which Harvest was instrumental in obtaining. This agreement was terminated in October 1989. Start-up and organizational expenses in the accompanying consolidated statement of operations include $70,000 related to this agreement.

      On January 3, 1991, PSG issued 16,800,000 shares to Harvest making it the majority shareholder of PSG until the reverse acquisition with Phoenix on March 4, 1991 (see Note 1). The shares were issued in exchange for approximately $38,000 in cash, the forgiveness of $54,000 of indebtedness which arose subsequent to March 31, 1990, and as reimbursement to Harvest for approximately $76,000 of rent expense incurred by PSG on office facilities subleased from Harvest (see below). These shares were exchanged for shares of Phoenix's common stock in connection with the reverse acquisition on March 4, 1991.

      The majority shareholder of PSG until the issuance of additional shares to Harvest on January 3, 1991, (see above) and a stockholder of PSG until the reverse acquisition with Phoenix on March 4, 1991 (see Note 1), incurred approximately $76,400 of certain travel and travel related expenses associated with negotiating the operating contracts discussed above. These costs, which are included in start-up and organizational expenses in the accompanying consolidated statements of operations, were a non-reimbursable capital contribution. Of the $76,400, $16,500 was used to satisfy the total receivable for the stock issuance. The remaining receivable of $13,500 was due from one stockholder, who is also a director of Phoenix and was paid in full during 1992.

      During fiscal years 1996, 1995 and 1994, Phoenix earned licensing fee income from VSI, a related entity. VSI is owned by the President of Phoenix along with certain shareholders of Phoenix. Phoenix has an agreement with VSI to license on a nonexclusive basis the PHOENIX-HOTEL software for a period of 15 years at a fee of $2,000 per month subject to Phoenix's right to increase the monthly fee after a period of one year in the event Phoenix is able to enter into similar licensing arrangements with non-affiliated third parties at higher fees. The revenue of $2,000 per month for the license is consideration for VSI performing as a beta testing site for the software.

      Phoenix has advanced to and received from related entities, operating funds, on a non-interest bearing basis. For the years ended March 31, 1996 and 1995, the balances were as follows:

                                                              1996                 1995
                                                              ----                 ----

                 VSI, receivable                       $     44,043           $   268,045
                 VSI, payable                               159,643               345,917

      The payable to related parties at March 31, 1996 and 1995, respectively, included $77,200 and $279,600 of accrued expenses for travel and services rendered, which are payable to various related

                            _____________________



6.    Related Party Transactions, continued:

      parties; and $39,100 and $44,800 in legal fees from a company that is controlled by a past director of Phoenix.

      From April 1990 to March 1991, Phoenix and PSG subleased office space and existing computer and office equipment from Harvest in St. Petersburg, Florida at a monthly cost of $7,000. The monthly rate increased to $7,500 per month between April 1991 and June 1992. This facility contained approximately 7,500 square feet of office space of which approximately 40% has been subleased by Phoenix. During the period from July 1992 to August 1993, Phoenix subleased approximately 85% of the office space from Harvest at a combined monthly rental of $15,000. However, on July 29, 1993, Phoenix entered into a lease agreement to take over the existing premises of Harvest, plus an additional 3,638 square feet of rentable area. The lease agreement became effective September 1, 1993 and the rental schedule for September 1, 1993 through December 31, 1995 was approximately $11,100 per month and for 1996 is approximately $12,200 per month.

      On November 1, 1993, Michael Gordon, a brother of the President of Phoenix, agreed to convert the outstanding balance of $219,700 in demand loans into a 10% Convertible Note. The outstanding principal amount and accrued and unpaid interest on the Note were, under the terms of the Note, convertible into Phoenix's common stock at a conversion rate of $1.25 per share before the maturity date on January 1, 1995. On December 31, 1994, Michael Gordon converted the 10% Convertible Note, with an outstanding balance of $246,780, at a conversion rate of $1.25 per share as specified in the 10% Convertible Note, into 197,424 shares of Phoenix's common stock.

      In November 1993 and February 1994, Robert and Elizabeth Gordon converted $1,275,618 in demand loans into 10% Convertible Notes. Each of the 10% Convertible Notes permitted the Gordons to convert the outstanding principal balance of the note plus interest into Phoenix's common stock before the maturity date of the 10% Convertible Notes on January 1, 1995. In November 1994, Robert and Elizabeth Gordon elected to convert their 10% Convertible Notes, with an outstanding balance of $1,409,041 (based on conversion rates of $1.25 and $0.75 per share as specified in the 10% Convertible Note Agreements dated November 1, 1993 and February 25, 1994) into 1,452,713 shares of Phoenix's common stock.

      On December 22, 1993, Phoenix's disinterested four members of the Board of Directors, namely Paul Henry, Robert Baranek, Frank Cappiello and Chen Feng, unanimously approved the grant to Robert P. Gordon, Chairman of the Board of Phoenix, options to purchase 8,500,000 shares of Phoenix's common stock at an exercise price of $1.35 per share at any time until the expiration date on December 22, 1998. The disinterested Directors (who have no economic interest in Harvest) retained Wilson Associates (experts in business valuation issues) to perform the following assessment services relative to the contribution of Robert P. Gordon in arranging the Hainan-Phoenix Joint Venture Contract on behalf of Phoenix:
      "(1) consideration, study and determination of the value of past services, economic contribution and related benefits conferred by Robert
      P. Gordon and his associates and affiliates for Phoenix and its predecessor companies, and (2) whether those activities merit special compensation or benefits and the amount of such compensation or benefits, together with a study of any matters related to the foregoing."

      In November 1994, the Board of Directors approved converting certain of
      Phoenix's existing debt into stock.   The Board  of  Directors
      authorized  the  conversion  of  $1,700,000  of  principal amount non-

                            _____________________



6.    Related Party Transactions, continued:

      interest bearing loans due Harvest and VSI (both owned and controlled by Robert P. Gordon) into 3,400,000 shares of the Common Stock of Phoenix from the authorized but unissued stock of Phoenix. The conversion was completed effective December 2, 1994.

      On September 30, 1994, the Securities and Exchange Commission ("S.E.C.") issued an Order Instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 ("1933 Act") and Section 21C of the Securities Exchange Act of 1934 ("1934 Act"), Making Findings' and Imposing a Cease and Desist Order against Harvest and Robert P. Gordon. The findings and remedial sanctions imposed by the Order were in accordance with Offers of Settlement dated July 24, 1994, submitted by Harvest and Mr. Robert P. Gordon, which the S.E.C. accepted. Without admitting or denying liability, Harvest and Mr. Robert P. Gordon consented to the cease and desist order alleging violations of Section 17 (a) of the 1933 Act and
      Section 10 (b) and Rule 10b-5 of the 1934 Act by reason of alleged misrepresentations in 1990 and 1991 in connection with the offer and sale of Harvest non-interest bearing promissory notes convertible into common stock of the predecessors of Phoenix and PSG, and which common stock was to have been issued and registered within 30 or 60 days from the dates of the various notes.

      During fiscal 1996, Robert P. Gordon, Chairman of the Board lent the Company $1,182,500 as working capital of which $232,500 was then utilized to exercise 172,222 stock options; $850,000 was converted into a 5% note, payable on demand; and $100,000 as a non-interest bearing loan. In April 1996, the demand note and the non-interest bearing loan were repaid, see note 10. Interest expense on the demand note amounted to $12,007 in fiscal 1996.

      During fiscal 1996, Hainan Phoenix Information Systems, Ltd. borrowed $19,395 from the wife of its President, which loan bears interest at 4%.

7.    Commitments and Contingencies:

      PSL has contracted with Hainan Airlines and established the Hainan-Phoenix Joint Venture ("Joint Venture") in China, which is 70% owned by PSL and 30% by Hainan Airlines. The Joint Venture Agreement requires its partners to fund Hainan-Phoenix with $8,580,000 in cash and property. Hainan Airlines has agreed to contribute $1,500,000 in cash and $1,080,000 in property, in the form of an in-kind contribution for the use of 400 square meters of prime office facilities for a period of five years. Pursuant to the Joint Venture Agreement as modified, Hainan Airlines has provided the Joint Venture with 600 square meters in its office building in Haikou, Hainan for a period of 38 months. PSL has agreed to provide the Joint Venture with cash of $1,500,000 and subsequent cash as loans to the Joint Venture (of which approximately $1,500,000 had been loaned as of March 31, 1996) and the PHOENIX-AIR and PHOENIX-HOTEL software, valued at $4,500,000. PSL has provided the PHOENIX-AIR and PHOENIX-HOTEL software. Hainan Airlines has not made their individual $1,500,000 cash contribution. In addition, Phoenix plans to perform certain services for the Joint Venture, including staff training, technical support, and marketing services. Phoenix also plans to provide additional capital to the Joint Venture to expand the reservation system, if necessary.

      On April 13, 1995, a third party filed a complaint in the United States District Court with claims that essentially relate to alleged agreements, misrepresentations and omissions made prior to the time of, or in connection with, a written settlement agreement entered into on April 15, 1993 (the "Settlement

                            _____________________



7.    Commitments and Contingencies, continued:

      Agreement") between Plaintiff and Robert P. Gordon ("Gordon"), Phoenix and Harvest (the "Defendants"). The Plaintiff alleges that Gordon made oral promises to induce Plaintiff to enter into the Settlement Agreement including a promise to give Plaintiff additional Phoenix stock which Plaintiff claims that he initially received. Plaintiff alleges that he was fraudulently induced to enter into the Settlement Agreement pursuant to which he released his rights to, among other things, options, payments and a finders fee in connection with investment monies subsequently received by Phoenix. The Plaintiff seeks rescission, and compensatory and treble damages in the amount of $60 million.

      On April 16, 1996, a third party filed an Amended Complaint in the United States District Court, against Robert P. Gordon and Phoenix. The Amended Complaint alleges claims against Phoenix for violation of Federal securities laws, the Racketeering Influenced and Corrupt Organizations Act, common law fraud, and for an accounting. The Amended Complaint seeks an unspecified amount of damages to be determined and purports to seek punitive damages in the sum of $10,000,000.

      The action appears to be based on an alleged business relationship between Robert P. Gordon and a third party to engage in business in China. In addition, the Amended Complaint alleges that Robert P. Gordon and a third party had an oral agreement to exchange certain shares of Harvest owned by the third party for certain shares of Phoenix held by Robert P. Gordon. Plaintiffs do not allege that Phoenix was a party to any of the transactions alleged in the Amended Complaint.

      Management of Phoenix is of the opinion that the lawsuits are without merit, and that there are meritorious defenses to the claims. The occurrence or outcome of such litigation cannot presently be determined. Accordingly, no provision for liability that may result, if any, has been made in the accompanying consolidated financial statements. If Phoenix does not prevail in its defense of the Plaintiff's claims, Phoenix's business, financial condition and future prospects would be materially adversely affected.

      During September 1992, Phoenix purchased applications software for an airline reservation system. On September 29, 1993, Phoenix formed a marketing alliance with Stratus Computer, Inc. ("Stratus") of Marlboro, Massachusetts whereby Phoenix will act as a Systems Integrator in Stratus' "Pinnacle Partner Program." This agreement will allow both companies to market Phoenix software products and Stratus hardware products worldwide.

      The Company leases its office space under long-term operating leases expiring at various dates. Rent expense for the years ended March 31, 1996, 1995, 1994 and cumulative for the period from inception through March 31, 1996 was approximately $730,000, $188,000, $153,000, and
      $1,402,000, respectively. At March 31, 1996, the approximate minimum annual rental commitments under these non-cancelable leases were:


                                  FY1997                   $   810,000
                                  FY1998                       643,000
                                  FY1999                       302,000
                                  FY2000                       268,000
                                  FY2001                       144,000
                                                           -----------

                                                           $ 2,167,000
                                                           ===========

                            _____________________



8.    Registration Statements:

      In May 1993, Phoenix entered into a Placement Agent Agreement (the "Agreement") with Axiom Partners, Inc. ("Axiom"), a New York based brokerage firm pursuant to which Axiom agreed to serve as Placement Agent for a private offering of up to 1,400,000 of Phoenix's units at an offering price of $1.50 per unit for an aggregate maximum gross amount of $2,100,000. Each unit consisted of one share of Phoenix's common stock and one warrant to purchase one share of Phoenix's common stock at an exercise price of $3.00 per share at any time until the expiration date of April 30, 1995. The Agreement provided for Axiom to offer to sell 180,000 of Phoenix's units on a "best efforts/all or none" basis and the remaining 1,220,000 units on a "best efforts" basis. The Placement Agreement provided that, if by August 2, 1993, neither Phoenix nor any of its affiliates had (i) completed a financing of at least $7,000,000, inclusive of the proceeds raised from this offering, (ii) entered into a letter of commitment for the financing (or a highly confident letter for the underwriting of the financing) or (iii) otherwise entered into a written arrangement that reasonably established that the financing would be consummated by October 31, 1993, and certain other financing conditions were not met, then the exercise price would be lowered to $.50 per share. Since Phoenix did not meet any of the foregoing conditions, the exercise price of the warrants was lowered to $.50 per share. The Agreement provided for an offering period of 30 days commencing on May 13, 1993, subject to certain extensions mutually agreed upon by the parties. The offering period was extended to the close of business on August 13, 1993 and terminated on the same date.

      From the commencement of the private placement offering in May 1993 through August 13, 1993, Phoenix sold 355,000 units and raised gross proceeds of $532,500. Such proceeds were utilized to make payments of approximately $187,000 to the Internal Revenue Service, $254,000 to pay for salaries and other general operating expenses, and $92,000 for the expenses of the offering. During the offering, Phoenix issued 42,750 units to Axiom and its counsel as further compensation in the offering. As of April 30, 1995, all of the warrants were exercised at $.50 per share into 397,750 shares of Phoenix's common stock.

      In February 1994, Phoenix sold privately to an accredited investor a unit for shares of its restricted common stock at a purchase price of $250,000 for the unit. The unit consisted of 350,000 shares of Phoenix's common stock and 200,000 common stock purchase warrants which expire on March 1, 1999. Each warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share from March 1, 1994 through the expiration date. Such proceeds were utilized to pay for salaries and other general operating expenses.

      In May 1994, Phoenix sold privately to an accredited investor two units for shares of its restricted common stock at a purchase price of $50,000 per unit. Each unit consists of 66,667 shares of Phoenix's common stock and an equal number of common stock purchase warrants (the "warrant") which expire on May 10, 1997 (the "Expiration Date"). For each unit, the warrant entitles the holder to purchase 66,667 shares of common stock at an exercise price of $2.00 per share from May 10, 1994 through the Expiration Date. Such proceeds were utilized to pay for salaries and other general operating expenses.

      Phoenix filed a Form S-8 Registration Statement with the S.E.C. in connection with an employee benefit plan (the "Plan") covering 4,000,000 shares. On December 4, 1995, Phoenix filed a reoffer prospectus covering registered securities of the same class of 5,000,000 additional shares of Phoenix's common stock, pursuant to the Plan. The Plan allows Phoenix to issue common stock and/or options to purchase common stock to certain consultants, service providers and employees. The purpose of the

                            _____________________



8.    Registration Statements, continued:

      plan is to promote the best interests of Phoenix and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to the operating progress and earning power of Phoenix. The Plan is administered by Phoenix's Board of Directors or a committee consisting of three members which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payments which Phoenix is liable for. As of March 31, 1996, a total of 973,823 shares were issued under the plans, including 75,000 shares to two executive officers of American, 247,222 shares to three executive officers of Phoenix, 346,820 shares to three former employees, 117,500 shares for public relations services and 187,281 shares for legal services.

      Future sales of substantial amounts of Phoenix's common stock in the open market by selling security holders or pursuant to Rule 144 could have a substantial and material adverse impact on the market price of Phoenix's common stock. The availability of these shares for resale in the over-the-counter market may make it more difficult for Phoenix to establish a trading market.

                            _____________________


9.    Stock Options and Warrants:

      Stock option and warrant transactions during the years ended March 31, 1996, 1995 and 1994 are listed below. There was no stock option activity prior to fiscal year 1994.

                                                 Options and Warrants          Option Price
                                                 --------------------          ------------
      1994
      ----
      Outstanding, beginning of year                          -0-

         Granted                                       11,212,750            $ .50 - $2.00
         Exercised                                            -0-
         Canceled                                             -0-
                                                       ----------

      Outstanding, end of year                         11,212,750            $ .50 - $2.00
                                                       ----------

      Exercisable, end of year                          9,878,256            $ .50 - $2.00
                                                        ---------

      1995
      ----
      Outstanding, beginning of year                   11,212,750            $ .50 - $2.00


         Granted                                       11,649,167            $1.06 - $3.00
         Exercised                                            -0-
         Canceled                                             -0-
                                                       ----------

      Outstanding, end of year                         22,861,917            $ .50 - $3.00
                                                       ----------

      Exercisable, end of year                         15,559,117            $ .50 - $3.00
                                                       ----------

      1996
      ----
      Outstanding, beginning of year                   22,861,917            $ .50 - $3.00


         Granted                                        6,235,000            $3.00 - $5.00
         Exercised                                     (1,031,792)           $ .50 - $1.70
         Canceled                                      (2,472,809)           $1.00 - $4.00
                                                       ----------

      Outstanding, end of year                         25,592,316            $1.00 - $5.00
                                                       ----------

      Exercisable, end of year                         20,883,453            $1.00 - $5.00
                                                       ----------


                            _____________________



10.   Subsequent Event:

      In April 1996, Phoenix issued $5,000,000 of 6% convertible preferred stock. The preferred stock is convertible into common stock at a 15% discount to market, subject to a maximum conversion price of $4.00 per share and a minimum of $2.00 per share. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. Assuming the preferred stock were converted on March 31, 1996, selected balance sheet totals would be as follows:

            Cash and cash equivalents               $   6,828,510
            Total assets                               10,232,717
            Stockholders' Equity                        5,403,367

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

                 None.

ITEMS 10, 11, 12 AND 13

                 Information required by Items 10, 11, 12 and 13 of this Form 10-K is incorporated by reference from Phoenix Information Systems Corp.'s definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.


ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                 8-K.

                 (a)(1)(2)        Financial Statements/Schedules

                 A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

                   (a)(3)      Exhibits
                               --------
                        3      Certificate of Incorporation as Amended

                       3.1     By-Laws

                      10.1     China Hainan Airline Agreement dated October 20, 1993 (1)

                      10.2     Employment Contract with Robert P. Gordon dated November 1, 1993 (1)

                      10.3     Employment Contract with Xenophon L. Sanders dated August 16, 1993 (2)

                      10.4     Consultant Agreement with Frank Cappiello dated November 11, 1993 (1)

                      10.5     Consultant Agreement with Chen Feng dated November 11, 1993 (1)

                      10.6     Consulting Agreement with Paul W. Henry dated November 1, 1993 (1)

                      10.7     Employment Contract with Leo O. Parisi dated October 1, 1993 (1)

                      10.8     Employment Contract with Joseph Avila dated October 1, 1993 (1)



                    10.9       Employment Contract with Vincent P. Gordon dated November 1, 1993 (1)

                    10.10      Phoenix Consulting and Services Compensation Agreement dated February 25, 1994 (employee benefit plan covering 4,000,000 shares) (1)

                    10.11      Hainan-Phoenix Joint Venture Contract dated November 22, 1993 (3)

                    10.12      Articles of Association of Hainan-Phoenix dated November 22, 1993 (3)

                    10.13      Amendment No. 1 to Hainan-Phoenix Joint Venture Contract dated February 4, 1994 (3)

                    10.14      Amendment to Agreement and Plan of Share Exchange dated February 9, 1994 (4)

                    10.15      Amendment to Agreement and Plan of Share Exchange dated May 9, 1994 (5)

                    10.16      Consultant Agreement between the Company and Robert J. Conrads dated February 25, 1994
                               (5)

                    10.17      Software License & Software Maintenance Agreement between the Company and Visitors
                               Services, Inc. dated April 27, 1993 (5)

                    10.18      Systems Integrator Purchase and License Agreement between the Company and Stratus
                               Computer, Inc. dated September 29, 1993 (5)

                    10.19      Tranche B Convertible Note, dated February 17, 1995, between the Company and S-C Phoenix
                               Partners. (6)

                    10.20      Tranche C Convertible Note, dated March 15, 1995, between the Company and S-C Phoenix
                               Partners. (6)

                    10.21      Amendment Agreement, dated March 15, 1995, between the Company and S-C Phoenix Partners.
                               (6)

                    10.22      Warrant Agreement, dated March 15, 1995, between the Company and S-C Phoenix Partners.
                               (6)

                    10.23      Registration Rights Agreement Amendment, dated March 15, 1995, between the Company and S-
                               C Phoenix Partners. (6)

                    10.24      Contract for an Automated Airline Reservation System, dated March 1, 1995 between Hainan
                               Phoenix Information Systems Ltd. and Hainan Airlines. (9)

                    10.25      Agreement, dated May 5, 1995 between Phoenix Systems Ltd. and Eastwind Airline Inc. (9)

                    10.26      Galileo International Global Airline Distribution Agreement, dated January 10, 1995 between Galileo International Partnership, Galileo International Limited and Hainan
                               Airlines. (9)

                    10.27      Galileo International Globalfares Access Agreement, dated February 3, 1995 between
                               Galileo International Partnership and Phoenix Systems Ltd. (9)

                    10.28      System One Participating Airline Distribution and Services Agreement between System One
                               Information Management, Inc. and Phoenix Systems Ltd. (9)

                    10.29      Amendment Agreement, dated December 9, 1994, between the Company and S-C Phoenix
                               Partners, a warrant agreement between the Company and S-C Phoenix Partners and (iii) a registration rights agreement between the Company and S-C Phoenix Partners (7)

                    10.30      Complaint filed on April 20, 1995 by Bruce A. Ungerleider, M.D., as Plaintiff, against
                               Robert P. Gordon, the Company, Harvest International of America, Inc. and John Does 1
                               through 10 inclusive in the Middle District of Florida (Tampa District) (8)

                   *10.31      Amended Consulting Agreement with Paul W. Henry dated March 10, 1995

                   *10.32      Amended Employment Contract with Vincent P. Gordon dated January 17, 1995

                   *10.33      Employment Agreement with Leonard S. Ostfeld dated November 1, 1995

                    10.34      Phoenix Consulting and Services Compensation Agreement dated December 4, 1995 (employee benefit plan covering 5,000,000 shares) (10)

                   *10.35      Amendment Agreement, dated August 3, 1995, between the Company and S-C Phoenix Partners to the Tranche C and D Notes

                   *10.36      Amendment Agreement, dated September 15, 1995, between the Company and S-C Phoenix
                               Partners (6)

                   *10.37      Options Agreement dated December 7, 1995 between the Company and S-C Phoenix Holdings to purchase a 50% interest in American Aviation Limited





                   *10.38      Amendment Agreement, dated February 9, 1996, between the Company and S-C Phoenix Partners to the Tranche D Note

                   *10.39      Amendment Agreement, dated March 15, 1996, between the Company and S-C Phoenix Partners to the Tranche E Note

                   *10.40      Agreement to issue $5,000,000 of 6% convertible preferred stock

                     * 11      Earnings Per Share (see notes to consolidated financial statements)

                     * 21      Subsidiaries of the Registrant

                     * 23      Consent of Coopers & Lybrand, independent auditors for Phoenix Information Systems Corp.

                     * 27      Financial Data Schedule for the fiscal year ended March 31, 1996.

         -----------------

(1)      Incorporated by reference to Exhibit 10(a)(1), (2), (4), (5), (6),
         (7), (8), (9), (10), and (11), filed as Exhibits to the Form 10-Q dated September 30, 1993.

(2)      Incorporated by reference to Exhibit 10 in the Form 10-Q dated June
         30, 1993.

(3) Incorporated by reference to Exhibit 10(a)(14), (15), (16), and (17), filed as Exhibits to the Form 10-Q dated December 31, 1993.

(4) Incorporated by reference to Exhibit 2(a) in the Form 8-K/A - No. 1, under Item 7, date of earliest event reported - December 1, 1993.

(5)      Incorporated by reference to Exhibit 10(a)(19), (20), (21), (22),
         (23), (24), (25), (26), and (27), filed as Exhibits to the Form 10-K dated March 31, 1994.

(6) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Current Report on Form 8-K filed on April 14, 1995.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 14, 1995.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 20, 1995.

(9) Incorporated by reference to the Company's 10K filed for the fiscal year ended March 31, 1995.

(10) Incorporated by reference to the Company's S-8 filed on February 16, 1996.

  *      Filed herewith

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1996

                                 SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Phoenix Information Systems Corp.


                                   By      /s/ Robert P. Gordon
                                       ------------------------------
                                             Robert P. Gordon,
                                           Chairman of the Board

Dated:     St. Petersburg, FL
           June 18,   1996


         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

             Signatures                                 Title                 Date
             ----------                                 -----

      /s/ Robert P. Gordon              Chairman of the Board, and
- --------------------------------        President                                       June 18 ,    1996
          Robert P. Gordon

     /s/ Leonard S. Ostfeld             Vice President, and Chief Financial             June 18 ,    1996
- --------------------------------        Officer
         Leonard S. Ostfeld


       /s/ Paul W. Henry                Secretary, and Director                         June 18 ,    1996
- --------------------------------
           Paul W. Henry


    /s/ Xenophon L. Sanders             Director                                        June 18 ,    1996
- --------------------------------
        Xenophon L. Sanders


                                        Director                                                ,    1996
- --------------------------------                                              -----------------
             Chen Feng


      /s/ Frank Cappielo                Director                                        June 18 ,    1996
- --------------------------------
          Frank Cappiello


     /s/ Robert J. Conrads              Director                                        June 18 ,    1996
- --------------------------------
         Robert J. Conrads


       /s/ W. James Peet                Director                                        June 18 ,    1996
- --------------------------------
           W. James Peet

                           Supplemental Information


                 As such time as an annual report is sent to the security holders of the Company, copies will be forwarded to the Securities and Exchange Commission.

                                EXHIBIT INDEX


 EXHIBIT
 NUMBER                      EXHIBIT DESCRIPTION                                                       PAGE
 ------                      -------------------                                                       ----
    3        Certificate of Incorporation as Amended

   3.1       By-Laws

  10.1       China Hainan Airline Agreement dated October 20, 1993 (1)

  10.2       Employment Contract with Robert P. Gordon dated November 1, 1993 (1)

  10.3       Employment Contract with Xenophon L. Sanders dated August 16, 1993 (2)

  10.4       Consultant Agreement with Frank Cappiello dated November 11, 1993 (1)

  10.5       Consultant Agreement with Chen Feng dated November 11, 1993 (1)

  10.6       Consulting Agreement with Paul W. Henry dated November 1, 1993 (1)

  10.7       Employment Contract with Leo O. Parisi dated October 1, 1993 (1)

  10.8       Employment Contract with Joseph Avila dated October 1, 1993 (1)

  10.9       Employment Contract with Vincent P. Gordon dated November 1, 1993 (1)

  10.10      Phoenix Consulting and Services Compensation Agreement dated February 25, 1994
             (employee benefit plan covering 4,000,000 shares) (1)

  10.11      Hainan-Phoenix Joint Venture Contract dated November 22, 1993 (3)

  10.12      Articles of Association of Hainan-Phoenix dated November 22, 1993 (3)

  10.13      Amendment No. 1 to Hainan-Phoenix Joint Venture Contract dated February 4, 1994 (3)

  10.14      Amendment to Agreement and Plan of Share Exchange dated February 9, 1994 (4)

  10.15      Amendment to Agreement and Plan of Share Exchange dated May 9, 1994 (5)

  10.16      Consultant Agreement between the Company and Robert J. Conrads dated February 25, 1994
             (5)

  10.17      Software License & Software Maintenance Agreement between the Company and Visitors
             Services, Inc. dated April 27, 1993 (5)

  10.18      Systems Integrator Purchase and License Agreement between the Company and Stratus
             Computer, Inc. dated September 29, 1993 (5)

  10.19      Tranche B Convertible Note, dated February 17, 1995, between the Company and S-C Phoenix
             Partners. (6)

  10.20      Tranche C Convertible Note, dated March 15, 1995, between the Company and S-C Phoenix
             Partners. (6)

  10.21      Amendment Agreement, dated March 15, 1995, between the Company and S-C Phoenix Partners.
             (6)

  10.22      Warrant Agreement, dated March 15, 1995, between the Company and S-C Phoenix Partners.
             (6)

  10.23      Registration Rights Agreement Amendment, dated March 15, 1995, between the Company and
             S-C Phoenix Partners. (6)

  10.24      Contract for an Automated Airline Reservation System, dated March 1, 1995 between Hainan
             Phoenix Information Systems Ltd. and Hainan Airlines. (9)

  10.25      Agreement, dated May 5, 1995 between Phoenix Systems Ltd. and Eastwind Airline Inc. (9)

  10.26      Galileo International Global Airline Distribution Agreement, dated January 10, 1995 between Galileo International Partnership, Galileo International Limited and Hainan
             Airlines. (9)

  10.27      Galileo International Globalfares Access Agreement, dated February 3, 1995 between
             Galileo International Partnership and Phoenix Systems Ltd. (9)

  10.28      System One Participating Airline Distribution and Services Agreement between System One
             Information Management, Inc. and Phoenix Systems Ltd. (9)

  10.29      Amendment Agreement, dated December 9, 1994, between the Company and S-C Phoenix
             Partners, a warrant agreement between the Company and S-C Phoenix Partners and (iii) a registration rights agreement between the Company and S-C Phoenix Partners (7)

  10.30      Complaint filed on April 20, 1995 by Bruce A. Ungerleider, M.D., as Plaintiff, against
             Robert P. Gordon, the Company, Harvest International of America, Inc. and John Does 1
             through 10 inclusive in the Middle District of Florida (Tampa District) (8)

 *10.31      Amended Consulting Agreement with Paul W. Henry dated March 10, 1995

 *10.32      Amended Employment Contract with Vincent P. Gordon dated January 17, 1995

 *10.33      Employment Agreement with Leonard S. Ostfeld dated November 1, 1995

  10.34      Phoenix Consulting and Services Compensation Agreement dated December 4, 1995 (employee benefit plan covering 5,000,000 shares) (10)

 *10.35      Amendment Agreement, dated August 3, 1995, between the Company and S-C Phoenix Partners to the Tranche C and D Notes

 *10.36      Amendment Agreement, dated September 15, 1995, between the Company and S-C Phoenix
             Partners (6)

 *10.37      Options Agreement dated December 7, 1995 between the Company and S-C Phoenix Holdings to purchase a 50% interest in American Aviation Limited

 *10.38      Amendment Agreement, dated February 9, 1996, between the Company and S-C Phoenix Partners to the Tranche D Note

 *10.39      Amendment Agreement, dated March 15, 1996, between the Company and S-C Phoenix Partners to the Tranche E Note

 *10.40      Agreement to issue $5,000,000 of 6% convertible preferred stock

   * 11      Earnings Per Share (see notes to consolidated financial statements)

   * 21      Subsidiaries of the Registrant

   * 23      Consent of Coopers & Lybrand, independent auditors for Phoenix Information
             Systems Corp.

   * 27      Financial Data Schedule for the fiscal year ended March 31, 1996.


         -----------------

(1)      Incorporated by reference to Exhibit 10(a)(1), (2), (4), (5), (6),
         (7), (8), (9), (10), and (11), filed as Exhibits to the Form 10-Q dated September 30, 1993.

(2)      Incorporated by reference to Exhibit 10 in the Form 10-Q dated June
         30, 1993.

(3) Incorporated by reference to Exhibit 10(a)(14), (15), (16), and (17), filed as Exhibits to the Form 10-Q dated December 31, 1993.

(4) Incorporated by reference to Exhibit 2(a) in the Form 8-K/A - No. 1, under Item 7, date of earliest event reported - December 1, 1993.

(5)      Incorporated by reference to Exhibit 10(a)(19), (20), (21), (22),
         (23), (24), (25), (26), and (27), filed as Exhibits to the Form 10-K dated March 31, 1994.

(6) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Current Report on Form 8-K filed on April 14, 1995.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 14, 1995.

(8) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 20, 1995.

(9) Incorporated by reference to the Company's 10K filed for the fiscal year ended March 31, 1995.

(10) Incorporated by reference to the Company's S-8 filed on February 16, 1996.

  *      Filed herewith