Form 10-K/A
period 1996-03-31
PHOENIX INFORMATION SYSTEMS CORP
filed 1996-07-26
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               FORM 10-K/A No. 1

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended March 31, 1996

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________

                       Commission File Number:  0-26532
                       --------------------------------

                      Phoenix Information Systems Corp.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                          13-3337797
- --------------------------------                     ---------------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification No.)

100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                                 33701
- --------------------------------------                               -----------
(Address of principal executive offices)                             (Zip  Code)

Registrant's telephone number,including area code:                (813) 894-8021
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

                                     None
- --------------------------------------------------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock,$.01 par value
- --------------------------------------------------------------------------------
                                (Title of Class)

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
                                              ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 31, 1996, the aggregate market value of the voting stock held by non-affiliates (approximately 22,000,000 shares of Common Stock, $.01 par value) was approximately $63,250,000 based on the average bid and asked price ($2.875) for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock as of May 31, 1996 was 45,767,618 shares.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The Company has a Board of Directors (the "Board") which is comprised of seven members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of the Company and their respective age and position are as follows:

         Name             Age                      Position
         ----             ---                      --------
 Robert P. Gordon          45     Chairman of the Board, President and Chief
                                  Executive Officer

 Xenophon L. Sanders       50     Director; President of PSG and PSL

 Frank A. Cappiello        70     Director

 Robert J. Conrads         49     Director

 Chen Feng                 43     Director

 Paul W. Henry             49     Director and Secretary

 W. James Peet             41     Director

 Leonard S. Ostfeld        53     Vice President, Chief Financial Officer

 Leo O. Parisi             58     Vice President, Operations of PSG

 Joseph M. Avila           54     Vice President, Sales for PSL

 Vincent P. Gordon         39     President of Hainan-Phoenix

 Larry E. McGee            48     Vice President, Operations for PSL

 Jim Holder                57     Vice President, Finance and Administration
                                  for PSL

 Judith A. Schafers        53     Vice President, Product Marketing for PSL

         ROBERT P. GORDON, age 45, has been an officer and director of the Company since March 1991. Mr. Gordon has been Chairman and Chief Executive Officer of Harvest International of America, Inc. ("Harvest"), which has been engaged in the development of global tourism and trade in China and the United States since July 1989. Mr. Gordon founded Phoenix Systems Group, Inc. ("PSG") in 1987 and serves as its Chairman. Since November 1992, Mr. Gordon has been an executive officer, director and the beneficial owner of Visitors Services, Inc., an operating company that is engaged in the business of providing reservation sales and automated reservations and informational services in support of the special needs of convention and visitors bureaus.

         XENOPHON L. SANDERS, age 50, has been a Director of the Company since January 1995 and has been President and Chief Operating Officer of PSG since August 1993 and President and Chief Operating Officer of Phoenix Systems, Ltd. ("PSL") since February 1994. Prior to joining Phoenix, Mr. Sanders had been President and owner of Xenco Incorporated, a company that was engaged in the business of designing and developing an airline reservation system. Upon becoming an officer of PSG, Mr. Sanders ceased the development of such software. From 1989-1990, Mr. Sanders was a manager at Xerox Corporation where he was responsible for the development, maintenance and support of all applications software for the United States Marketing Group, a division of Xerox Corporation. From 1988-1989, Mr. Sanders was Senior Vice President of Technology for System One Corporation, a subsidiary of Texas Air Corporation, where he managed the company's technology centers in Miami, Houston and Los Angeles and directed the activities of over 1,900 employees. System One Corporation is engaged in the business of supplying computer systems and software to the travel industry. Prior to 1988, Mr. Sanders was President of PARS Service Partnership and Staff Vice President - Applications at Trans World Airlines ("TWA"). Pars Service Partnership was a TWA and Northwest Airlines joint venture with over 850 employees and provided computer services for TWA, Northwest, and travel agencies.

         FRANK A. CAPPIELLO, age 70, has been a Director of the Company since November 1993. Mr. Cappiello is President of an investment counseling firm:
McCullough, Andrews & Cappiello, Inc., providing asset management services to funds in excess of $1 billion. He is Chairman of three No-Load Mutual Funds; Founder and Principal of Closed-End Fund Advisors, Inc.; publisher of Cappiello's Closed-End Fund Digest; author of several books and a regular panelist on "Wall Street Week with Louis Rukeyser." For more than 12 years, Mr. Cappiello was Chief Investment Officer for an insurance holding company with overall responsibility for managing assets of $800 million. Prior to that, he was the Research Director of a major stock brokerage firm.

         ROBERT J. CONRADS, age 49, has been a Director of the Company since March 1995 and is currently President of Conrads, Inc., an investment and advisory services firm. Since March 1, 1996, Mr. Conrads has served on the Board of Directors of Visitors Services Inc. Mr. Conrads also serves as Executive Vice President, Chief Financial Officer and member of the Supervisory Board of Indigo, N.V., and President of Indigo America, Inc., developers of the Indigo E-Print 1000, the world's first digital offset color press.

From 1987 to 1993, Mr. Conrads was Managing Director of The First Boston Corporation and headed that firm's Investment Banking Technology Group based in New York. During his career in the investment banking industry, Mr. Conrads was involved in the execution of several strategic alliances, mergers and acquisitions and financing transactions with technology based companies in the U.S. and abroad. Prior to entering the investment banking industry, Mr. Conrads was with McKinsey & Co. for twelve years where he was a Director and headed that firm's Electronics Industry Practice. He has also conducted research in atomic and molecular physics for the U.S. Atomic Energy Commission and the National Science Foundation.

         CHEN FENG, age 43, has been a Director of the Company since November 1993. Mr. Chen has been Chairman and President of China Hainan Airlines since 1992. From 1990 to 1992, Mr. Chen served as Deputy Director of Hainan World Bank Loan Administration Office as well as Assistant Governor to Hainan Island. From 1988 to 1990, Mr. Chen was Director of World Bank Rural Adjustment Loan Administration Office. From 1986 to 1988, Mr. Chen was Chief of Planning and Finance Division for the State Administration for Air Traffic Control, where he was engaged in the economic and planning control for air traffic in China.
From 1975 to 1986, Mr. Chen worked for CAAC, where he advanced to Chief of Statistics Division, Planning and Finance Department.

         PAUL W. HENRY, age 49, has been Secretary and a Director of the Company and PSG since April 1992. Since March 1, 1996, Mr. Henry has served on the Board of Directors of Visitors Services Inc. During the past ten years, Mr. Henry has been an independent financial consultant. From 1991 to 1992, he was retained by Essex Investment Management Company, an institutional money management firm. From 1988 to 1991, Mr. Henry was retained by the Caithness Corporation, a natural resources development company. From 1988 to 1989 he was an advisor to Veronex Resources, an international oil and gas exploration company. From 1987 to 1989, Mr. Henry served as a consultant to Harvest.

         W. JAMES PEET, age 41, has been a Director for the Company since March 1995 and has worked at The Chatterjee Group, a New York based investment group directed by Mr. Purnendu Chatterjee, since 1991. Mr. Chatterjee, Mr. George Soros, and affiliates of Quantum Industrial Holdings, Ltd. recently acquired a significant equity interest in the Company. Prior to his association with The Chatterjee Group, Mr. Peet was at McKinsey & Company where, as a core member of the electronics and technology practices, he focused on projects involving product and marketing strategies for manufacturers of computers, semiconductors, software and other electronic-related products. Mr. Peet has also been involved with entrepreneurial activities in technology and real estate.

         LEONARD S. OSTFELD, age 53, became Vice President and Chief Financial Officer of the Company on November 1, 1995. From 1994 to 1995, Mr. Ostfeld was Senior Vice President of Finance and Administration for Princeton Financial Systems, Inc., a provider of investment software products. During 1994 and 1995, he was also an independent financial consultant. From 1985-1993, Mr. Ostfeld was Vice President and Chief Financial Officer for AGS Computers, Inc., a $350 million software subsidiary of NYNEX Corporation. AGS Computers, Inc. was engaged in the business of providing software consulting services and products. From 1982 to 1985, Mr. Ostfeld was Vice President and Controller of CGA Computer, Inc., a $50 million consulting services and software products company. He began his career as a Certified Public Accountant at Coopers & Lybrand L.L.P.

         LEO O. PARISI, age 58, has served as Vice President of Operations for PSG since November 1991. Since November 1992, Mr. Parisi has been an executive officer and director of Visitors Services, Inc. During 1991, Mr. Parisi served as an independent consultant to the travel industry. During 1990, Mr. Parisi served as a Director of Operations for World ComNet where he was responsible for network management, software and systems development, customer services and operations. From 1988 to 1990, he was Senior Director, Application Department, for System One Corporation, where he was responsible for all software development, project management and support of airline reservations for 15 airlines, flight planning for 75 airlines and critical operational systems for Continental Airlines. From 1969 to 1988, he was Vice President, Applications Department, of Trans World Airlines/PARS Service Partnership, where he was responsible for all software development in support of travel agency functionality, airline reservations and critical operational systems.

         JOSEPH M. AVILA, age 54, served as Vice President of Sales for PSG from June 1992 through December 1994, and now serves in the same role for PSL. Since November 1992, Mr. Avila has been an executive officer and director of Visitors Services, Inc.. During 1990 to June 1, 1992, Mr. Avila was Director of Sales for World ComNet, Inc. where he was responsible for establishing, training and managing a national sales force of 15 regional sales managers. From 1986 to 1990, he served as an independent consultant to the travel industry. From 1982 to 1986, Mr. Avila was Vice President of FirstWorld Travel Corp. where he was responsible for marketing, operations, and travel industry relations of FirstWorld Travel Agencies in the United States. From 1976 to 1982, Mr. Avila was owner of Del Mar Tours, a wholesale/retail tour operation, specializing in ski tours for the western United States.

         VINCENT P. GORDON, age 39, became President of Hainan Phoenix Information Systems Ltd. in January 1995 after serving as Vice President of China Operations for PSG since November 1993. From 1978 to 1993, Mr. Gordon worked in the information processing and telecommunications industry with the IBM Corp. and as an independent consultant. In 1988, Mr. Gordon became the Manager of Competitive Marketing for IBM's Mid-Atlantic Region. Since 1990, Mr. Gordon has worked as an independent consultant and has traveled extensively in China, Taiwan and Japan until he joined the Company in May, 1993.

         LARRY E. MCGEE, age 48, has served as Vice President of Operations for PSL since February 1995. From 1991 to 1995, he was a consultant to Worldspan Inc. where he was responsible for designing and implementing OS/2 software for testing network applications. From 1988 to 1991, he was a consultant to IBM Corp. where he was responsible for designing and implementing software to support Host-to-Host applications running in the IBM TPF operating system. The work required interface with IBM Germany personnel, IBM USA and customer contact in the US and Europe.

         JIM HOLDER, age 57, has served as Vice President of Finance and Administration for PSL since April 1995. From 1987 to 1994, he was Vice President of Finance & Administration for the PARS Service Partnership, a subsidiary of Trans World Airlines and Northwest Airlines where his responsibilities included budgeting, corporate contracts, employee benefit plans as well as distributed systems worldwide serving Travel Agency Accounting requirements, major corporate customers and communications. From 1959 to 1986, he worked for Trans World Airlines, Inc. where he was responsible for computer applications development and implementation.

         JUDITH A. SCHAFERS, age 53, has served as Vice President of Product Marketing for PSL since April 1995. From 1986 to 1994, she was Sr. Vice President of Customer Relations & Support Services for System One Corporation where her responsibilities included customer services, re-engineering, the corporate quality program, product installations, customer and internal training, distribution services, product development and product communications. From 1983 to 1986, she was Director of Automation Services for Trans World Airlines, Inc. where her responsibilities included development of all products and services for PARS CRS customers, developing and implementing airline over-booking policies, aircraft capacity management, spoilage objectives and passenger refusal rates, among others.

         In 1995, the Company established a Compensation Committee comprised of Frank Cappiello, as Chairman, Robert Conrads and W. James Peet as full members and Robert P. Gordon as an ex officio member. The duties of the Compensation Committee include reviewing and acting upon recommendations from Management with respect to compensation levels of employees of the Company and to oversee the stock option plans of the Company. During the fiscal year ended March 31, 1996, the Board of Directors continued to oversee this function in lieu of committee meetings.

         The Company has a Special Committee to administer the grant of securities under its Consulting and Services Compensation Agreement dated February 25, 1994. The members include Robert P. Gordon, Frank Cappiello and Paul W. Henry.

         In 1995, the Company established an Audit Committee comprised of Robert Conrads, Chairman, Frank Cappiello and W. James Peet as members. The Audit Committee has the power to (i) select the independent certified public accountant, (ii) satisfy itself on behalf of the Board that the external and internal auditing procedures assure reliable and informative accounting and financial reporting, (iii) have meetings with management, or with the auditors, or with both management and auditors, to review the scope of the auditor's examination, audit reports and the Corporation's internal auditing procedures and reviews, (iv) monitor policies established to prohibit unethical, questionable, or illegal activities by those associated with the Corporation; and (v) review the compensation paid to the auditors through annual audit and non-audit fees and the effect on the independence on the auditors in relation thereto, and it may exercise the powers and authority of the Board of Directors to implement changes in connection with the foregoing or, at its option, may make recommendations to the entire Board of Directors for its approval. During fiscal 1996, the audit committee held one meeting.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Robert P. Gordon failed to file Form 4's for August, September and December 1995 and reported these transactions in May 1996 on Form 5. Robert J. Conrads failed to file a Form 4 for August and September 1995 and February and March 1996 and reported these transactions in May 1996 on Form 5. Xenophon L. Sanders failed to file Form 4's for October 1995 and March 1996 and reported these transactions in May 1996 on Form 5. Leo O. Parisi failed to file a Form 4 for October 1995 and February 1996 and reported these transactions in May 1996 on Form 5. Vincent P. Gordon failed to file a Form 4 for August 1995 and reported these transactions in May 1996 on Form 5. Chen Feng failed to file a Form 4 for September 1995 and reported these transactions in May 1996 on Form
5. Leonard S. Ostfeld filed a Form 3 for November 1, 1995 late in May 1996. Joseph M. Avila failed to file Form 4's for September and October 1995 and March 1996 and reported these transactions in May 1996 on Form 5. Larry E. McGee failed to file Form 4's for August and September 1995 and reported these transactions in May 1996 on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION


COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company during each of the fiscal years ended March 31, 1996, 1995 and 1994, to the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

========================================================================================================================
                                                                             Long Term Compensation
                                                                      ------------------------------------
                                            Annual Compensation                 Awards           Payouts
- ----------------------------------------------------------------------------------------------------------
              (a)               (b)      (c)       (d)        (e)          (f)          (g)        (h)          All
             Name              Year                          Other      Restricted                         Other Compen-
              and              Ended                        Annual        Stock       Shares       LTIP       sation
           Principal           March   Salary    Bonus   Compensation   Award(s)    Underlying   Payouts        ($)
           Position             31      ($)(1)     ($)        ($)          ($)        Options      ($)
- ------------------------------------------------------------------------------------------------------------------------
 Robert P. Gordon              1996    180,000     -0-        -0-          -0-          -0-        -0-          -0-
 Chairman of the Board         1995    336,420     -0-        -0-           -0-       108,000      -0-          -0-
 President & CEO (2)           1994     67,385     -0-        -0-          -0-       8,500,000     -0-          -0-
- ------------------------------------------------------------------------------------------------------------------------
 Xenophon L. Sanders           1996    156,000     -0-        -0-          -0-          -0-        -0-          -0-
 Director for PISC             1995    151,385     -0-        -0-          -0-        208,000      -0-          -0-
 President-PSG/PSL (3)         1994     69,231     -0-        -0-          -0-        500,000      -0-          -0-
- ------------------------------------------------------------------------------------------------------------------------
 Leo O. Parisi                 1996    132,000     -0-        -0-          -0-          -0-        -0-          -0-
 Vice President of             1995    154,661     -0-        -0-          -0-          -0-        -0-         - 0-
 Operations - PSG (4)          1994     68,566     -0-        -0-          -0-        400,000      -0-          -0-
- ------------------------------------------------------------------------------------------------------------------------
 Vincent P. Gordon             1996    120,000     -0-        -0-          -0-          -0-        -0-          -0-
 President of                  1995    112,972     -0-        -0-          -0-        150,000      -0-          -0-
 Hainan-Phoenix (5)            1994     51,722     -0-        -0-        124,826      150,000      -0-          -0-
- ------------------------------------------------------------------------------------------------------------------------
 Judith A. Schafers            1996    132,000     -0-        -0-          -0-          -0-        -0-          -0-
 Vice President of             1995       -0-      -0-        -0-          -0-        216,000      -0-          -0-
 Product Marketing - PSL (6)   1994       -0-      -0-        -0-          -0-          -0-        -0-          -0-
========================================================================================================================

(1) Salary payments during the 1995 fiscal year include payments for 1994 salaries in arrears.

(2) Robert P. Gordon was granted options to purchase 8,500,000 shares of the Company stock at an exercise price of $1.35 per share on December 22, 1993 and 108,000 shares of the Company stock at an exercise price of $1.70 per share on February 15, 1995.

(3) Xenophon Sanders was granted options to purchase 500,000 shares of the Company stock at an exercise price of $1.00 per share on August 16, 1993, 100,000 shares of the Company stock at an exercise price of $1.70 per share on December 9, 1994 and an additional 108,000 shares of the Company stock at an exercise price of $1.70 per share on February 15, 1995.

(4) Leo Parisi was granted options to purchase 400,000 shares of the Company stock at an exercise price of $1.00 per share on October 1, 1993.

(5) Vincent Gordon was granted options to purchase 150,000 shares of the Company stock at an exercise price of $1.00 per share on November 1, 1993, 150,000 shares of the Company stock at an exercise price of $1.06 per share on January 17, 1995. In addition, Mr. Gordon was issued, in 1996, 50,000 common shares in accordance with his original employment agreement of 1993.

(6) Judith A. Schafers was granted options to purchase 216,000 shares of the Company stock at an exercise price of $1.70 per share (a 15% discount to the February 15, 1995 closing price of $2.00 of the Company's common stock) on February 15, 1995.

         During the past three fiscal years, the Company has granted stock options. However, the Company does not have a defined benefit or pension plan.

         In the fiscal year ended March 31, 1996, the Company did not grant stock options to any of the five executive officers listed in the table of the highest paid executive officers.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                 The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1996 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.


=================================================================================================
           (a)               (b)           (c)               (d)                    (e)
                                                                                  Value of
                                                                                Unexercised
                                                          Number of             In-the-Money
                                                         Unexercised              Options
                            Shares        Value     Options at FY-End (#)       at FY-End($)
                         Acquired on    Realized        Exercisable/            Exercisable/
          Name           Exercise (#)    ($)(1)         Unexercisable         Unexercisable(1)
- -------------------------------------------------------------------------------------------------
    Robert P. Gordon       172,222       456,388       7,688,778/72,000      16,518,273/129,600
- -------------------------------------------------------------------------------------------------
  Xenophon L.  Sanders      50,000       90,000        430,448/227,552       1,050,920/448,480
- -------------------------------------------------------------------------------------------------
      Leo O. Parisi          -0-           -0-          333,400/66,600        833,500/166,500
- -------------------------------------------------------------------------------------------------
    Vincent P. Gordon        -0-           -0-         120,640/179,360        301,600/439,400
- -------------------------------------------------------------------------------------------------
   Judith A. Schafers        -0-           -0-          66,000/150,000        118,800/270,000
=================================================================================================




(1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

EMPLOYMENT CONTRACTS

         The Company has entered into employment agreements with each of its principal officers and those of PSL and PSG. Unless otherwise noted, each of the officers whose employment agreement is described below, has agreed not to compete with the Company during the term of his respective employment agreement and for a period of six months thereafter.

         On November 1, 1993, Phoenix entered into an employment agreement to retain Robert P. Gordon as Chairman and Chief Executive Officer of Phoenix. Pursuant to a five-year employment contract, Mr. Gordon receives a salary of $15,000 per month over the term of his contract. Mr. Gordon's compensation may be increased by the Compensation Committee or by the other members of the Board of Directors. Under the terms of the agreement, Mr. Gordon is also retained as a full time employee of PSG. The Company has agreed to indemnify and hold Mr. Gordon harmless in the event of any claims from legal actions brought against him arising out of acts or decisions done or made in the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law within 30 days of his termination. In the event that the Company terminates his employment contract without cause, Mr. Gordon will be entitled to receive one year's salary as severance, payable in 12 monthly installments and a $5,000 relocation payment.

         On August 16, 1993, Phoenix entered into an employment agreement to retain Xenophon L. Sanders as President and Chief Operating Officer of PSG. Pursuant to a three-year employment contract, Mr. Sanders received a salary of $10,000 per month which increased to $13,000 per month as of August 16, 1994 for the remaining term of the agreement, subject to the Board's right to accelerate Mr. Sanders' salary increase at any time during the first year of his contract. Pursuant to the contract, Mr. Sanders was granted non-qualified stock options to purchase 500,000 shares of Phoenix's Common Stock at an exercise price of $1.00, as amended, per share over a period of up to five years with vesting to take place in approximately 36 equal monthly installments. The Company has agreed to indemnify and hold Mr. Sanders harmless in the event any claims or legal actions are brought against him arising out of acts or decisions done or made within the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law. In the event that the Company terminates his employment contract without cause, Mr. Sanders will be entitled to receive six months salary as severance and a $5,000 relocation payment.

         On November 1, 1995 Phoenix entered into an employment contract to retain Leonard S. Ostfeld as Vice President of Finance and Chief Financial Officer for Phoenix. Mr. Ostfeld receives a base salary of $11,500 per month over the term of the three-year contract, subject to periodic salary adjustments as determined by the Board of Directors. As further compensation, Mr. Ostfeld received non-qualified options to purchase 225,000 shares of the Company's Common Stock at an exercise price of $4.00 per share over a period up to five years (a 15% discount to the November 1, 1995 closing price of $4.71 of the Company's Common Stock) with vesting to take place in 36 equal monthly installments beginning December 1, 1995. The Company has agreed to indemnify and hold Mr. Ostfeld harmless in the event any claims or legal actions are brought against him arising out of acts or decisions done or made within the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law. In the event that the Company terminates his employment contract without cause, Mr. Ostfeld will be entitled to receive the lesser of six months salary or the time remaining on the contract as severance. Pursuant to the Employment Agreement, any unexercised portion of the stock options shall be null and void upon the earlier of November 30, 2000 or the 90th day following the termination date of his employment.

         On October 1, 1993, Phoenix entered into an employment agreement to retain Leo O. Parisi as Vice President of Operations of PSG. Pursuant to a three-year employment contract, Mr. Parisi received a salary of $9,000 per month which increased to $11,000 per month as of April 1, 1994 through the end of the term of the agreement. In addition, Mr. Parisi was granted non-qualified stock options to purchase 400,000 shares of Common Stock in Phoenix at an exercise price of $1.00, as amended, per share over a period of up to five years with vesting to take place in approximately 36 equal monthly installments. Under a previous employment agreement with the Company, Mr. Parisi received 50,000 shares of the Company's Common Stock. In the event that the Company terminates his employment contract without cause, Mr. Parisi will be entitled to receive six months salary as severance and a $5,000 relocation payment.

         On October 1, 1993, Phoenix entered into an employment agreement to retain Joseph M. Avila as Vice President of Sales of PSG. As of January 1, 1995, Mr. Avila assumed the same role for PSL in place of his position with PSG. Pursuant to a three-year employment contract, Mr. Avila received a salary of $6,666 per month which increased to $7,500 per month beginning October 1, 1994. In August 1995, Mr. Avila received an increase to $8,417 per month through the end of the term of the agreement. In addition, Mr. Avila was granted non-qualified stock options to purchase 100,000 shares of Common Stock at an exercise price of $1.00, as amended, per share over a period of up to five years with vesting to take place in approximately 36 equal monthly installments. Furthermore, Mr. Avila was granted non-qualified stock options to purchase 125,000 shares of common stock at an exercise price of

$5.00 on September 28, 1995. These shares vest in approximately 36 equal monthly installments. In the event that the Company terminates his employment contract without cause, Mr. Avila will be entitled to receive six months salary as severance and a $5,000 relocation payment. Phoenix has also agreed to indemnify and hold Mr. Avila harmless in the event any claims or legal actions are brought against him arising out of acts or decisions done or made within the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law.

         On November 1, 1993, Phoenix entered into an employment contract to retain Vincent P. Gordon as Vice President of PSG. Mr. Gordon received a base salary of $7,500 per month over the term of the original three-year contract. Compensation may be increased by the Board of Directors or the Compensation Committee. A plan may be instituted whereby the Executive could earn a bonus based on performance or earnings. As further compensation, Mr. Gordon received 50,000 shares of Common Stock and five-year non-qualified options to purchase 150,000 shares of Common Stock of Phoenix at an exercise price of $1.00, as amended, per share over a period of up to five years with vesting to take place in approximately 36 equal monthly installments.

         On January 17, 1995, Vincent P. Gordon's employment contract was amended because Mr. Gordon moved to China as President of the Joint Venture. Mr. Gordon presently receives a salary of $10,000 per month over the remaining term of the original employment contract as well as a one year extension. In the event that the Company terminates his employment contract without cause, Mr. Gordon will be entitled to receive six months salary as severance and a $5,000 relocation payment. Mr. Gordon was also granted 150,000 options, at an exercise price of $1.06 per share, with an expiration date of November 1, 1998, for achieving certain performance targets: 1) 50,000 options when and if PHOENIX-AIR and PHOENIX-HOTEL systems commence commercial operation in China;
2) 25,000 options when and if Hainan-Phoenix signs as customers one or more Chinese airlines which collectively have 25 planes carrying 100 passengers or more, or the equivalent daily passenger capacity with smaller aircraft; 3) 25,000 options when and if Hainan-Phoenix signs as a customer Air China or one of its regional affiliates (China Eastern, China Northern, China Northwest, China Southern and China Southwest) or their successor airlines; and 4) 50,000 options which shall vest on the first day of each month of the one year extension to the employment contract.

         On February 15, 1995, PSL entered into an employment contract to retain Larry E. McGee as Vice President of Operations for PSL. Mr. McGee receives a base salary of $9,000 per month over the term of the three-year contract. As further compensation, Mr. McGee received non-qualified options to purchase 180,000 shares of the

Company's Common Stock at an exercise price of $1.70 per share (a 15% discount to the February 15, 1995 closing price of $2.00 of the Company's Common Stock) with vesting to take place in 36 equal monthly installments beginning March 1, 1995. In the event that the Company terminates his employment agreement without cause, Mr. McGee will be entitled to receive the lesser of six months salary or the time remaining on the balance of the contract as severance. Pursuant to the Employment Agreement, any unexercised portion of the stock options shall be null and void upon the earlier of April 1, 1998 or the 90th day following the termination date of his employment.

         On February 15, 1995, PSL entered into an employment contract to retain Jim Holder as Vice President of Finance and Administration for PSL. Mr. Holder receives a base salary of $8,000 per month over the term of the three-year contract. In the event that the Company terminates his employment agreement without cause, Mr. Holder will be entitled to receive the lesser of six months salary or the time remaining on the balance of the contract as severance. As further compensation, Mr. Holder received non-qualified options to purchase 180,000 shares of the Company's Common Stock at an exercise price of $1.70 per share (a 15% discount to the February 15, 1995 closing price of $2.00 of the Company's Common Stock) with vesting to take place in 36 equal monthly installments beginning April 1, 1995. Pursuant to the Employment Agreement, any unexercised portion of the stock options shall be null and void upon the earlier of May 1, 1998 or the 90th day following the termination date of his employment.

         On February 15, 1995, PSL entered into an employment contract to retain Judith A. Schafers as Vice President of Product Marketing for PSL. Ms. Schafers receives a base salary of $11,000 per month over the term of the three-year contract. In the event that the Company terminates her employment agreement without cause, Judith Schafers will be entitled to receive the lesser of six months salary or the time remaining on the balance of the contract as severance. As further compensation, Ms. Schafers received non-qualified options to purchase 216,000 shares of the Company's Common Stock at an exercise price of $1.70 per share (a 15% discount to the February 15, 1995 closing price of $2.00 of the Company's Common Stock) with vesting to take place in 36 equal monthly installments beginning May 1, 1995. Pursuant to the Employment Agreement, any unexercised portion of the stock options shall be null and void upon the earlier of May 31, 1998 or the 90th day following the termination date of her employment.

         The Company has $5,000,000 in director and officer liability insurance coverage. The Company is contemplating obtaining key man life insurance of between $1 million and $5 million on the life of Robert P. Gordon with the Company named as the beneficiary of such policy.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         The Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of the Company and for monitoring the performance of such personnel. The goals of the Board of Directors in determining compensation levels are to align compensation with business objectives and performance and to enable the Company to attract, retain and reward executive officers and other key employees who contribute to the long-term success of the Company. The Company has provided base salaries and, in certain cases, stock options to its executive officers and key employees which the Board considered sufficient to provide motivation to achieve certain operating goals, although such compensation is not tied specifically to individual performance.

         The Company intends to develop a comprehensive incentive plan based upon performance to reward its executive officers and key employees with additional compensation. These forms of compensation may include cash bonuses, common stock option grants, common stock award grants, and stock appreciation rights. In addition, the Company is implementing a 401K defined contribution plan.

         On January 17, 1995, the Board granted non-qualified stock options to purchase 150,000 shares of Phoenix's Common Stock at an exercise price of $1.06 (a 15% discount to the January 17, 1995 closing price of $1.25 of Phoenix's Common Stock) with an expiration date of November 1, 1998 to Mr. Vincent Gordon as follows: 50,000 when the PHOENIX-AIR and PHOENIX-HOTEL reservations system commence commercial operation in China; 25,000 when the Company's joint venture in China has succeeded in signing up as customers one or more airlines with a cumulative total of 25 or more aircraft with capacity of 100 passengers or more (or the equivalent daily passenger capacity with smaller aircraft); 25,000 when the Joint Venture has succeeded in signing as customers Air China or one of the CAAC regional affiliates; and 50,000 to be earned in approximately equal installments over the twelve months of the contract extension.

         The Board also approved the Company's repricing of an aggregate of 1,990,000 non-qualified options previously granted to a total of 15 employees, officers, directors and key consultants from $1.50 to $1.00 in lieu of issuing additional options to such personnel.

         During fiscal 1996, the compensation of the Company's CEO consisted of a monthly salary of $15,000 based upon the terms of his employment contract that was entered into in November 1993. The compensation of the Company's other executive officers and key employees were also based upon the terms of various employment contracts. During fiscal 1996, no cash bonuses were paid.


         The foregoing report has been approved by all members of the Board.

                                           Robert P. Gordon
                                           Paul W. Henry
                                           Xenophon L. Sanders
                                           Frank A. Cappiello
                                           Chen Feng
                                           Robert J. Conrads
                                           W. James Peet

COMPENSATION OF DIRECTORS

         On November 1, 1993, Phoenix entered into a Consulting Agreement with Paul W. Henry to retain Mr. Henry as a Director through March 1995. Mr. Henry's duties include: participating in Phoenix's strategic planning and helping formulate Phoenix's business plan; assisting in efforts to arrange adequate financing to carry out Phoenix's business plan; rendering consulting services to any joint venture, subsidiary or affiliated business of Phoenix; and promoting Phoenix's relationships with its employees, customers and others in the business and financial communities. Effective October 1, 1993, Phoenix paid Mr. Henry a fee of $10,000 per month. At such time as Phoenix completes a major financing, Phoenix shall pay Mr. Henry a one-time fee of $15,000 for various services rendered in connection with Phoenix's financing efforts. The fee was paid in April 1996. Mr. Henry also received five-year non-qualified options to purchase 100,000 shares of Phoenix Common Stock at an exercise price of $1.00 per share, as amended. The options expire on November 1, 1998 and vest as follows: 25,000 shares on December 15, 1993 and 5,000 shares per month for each of the 15 months thereafter, beginning on January 15, 1994 and
continuing through March 15, 1995.   In addition, Mr.  Henry received, on
January 17, 1995, non-qualified options to purchase 120,000 shares of the Common Stock of Phoenix at an exercise price of $1.06 per share. The options expire on November 1, 1998 and vest at the rate of 5,000 shares per month over the first twenty-four months of the March 10, 1995 extension to Mr. Henry's Consulting Agreement. Pursuant to the three-year extension, Mr. Henry's monthly consulting fee was increased to $10,600 effective April 1, 1995, $11,250 effective April 1, 1996 and will increase to $12,000 as of April 1, 1997 through the end of the term of the contract on March 31, 1998. In the event that the Company terminates his consulting agreement without cause, Mr. Henry will be entitled to receive six months salary as severance.

         On November 11, 1993, Phoenix entered into a Consulting Agreement to retain Mr. Frank A. Cappiello as a Director and Consultant from November 15, 1993 through December 31, 1995. As a Director, Mr. Cappiello performs such functions as are typically carried out by a Director. He participates in Phoenix's strategic and business planning, monitors Phoenix's progress towards carrying out its plans and reaching its goals, renders advice relative to any affiliated business of Phoenix, promotes Phoenix's relationships with its employees, customers and others in the business and financial communities, and takes steps to maximize the value of Phoenix for its shareholders. As a Consultant, Mr. Cappiello performs the following duties: (i) interfacing with investment groups and other members of the financial community to inform them about Phoenix and assisting Phoenix in developing relationships with portfolio managers; and (ii) appearing when schedules permit at Securities Analysts' Group Meetings. In consideration of Mr. Cappiello's services as a Director through December 31, 1995, Phoenix granted him as of November 15, 1993 the right and option to purchase 60,000 shares of Phoenix, exercisable over 5 years at an exercise price of $1.00 per share, as amended. 12,000 of these options vested as of November 15, 1993, and the 48,000 share balance vest at the rate of 2,000 shares per month over the 24-month period that commenced on January 1, 1994. For Mr. Cappiello's services as a Consultant through December 31, 1995, Phoenix granted him (a) 50,000 shares of Phoenix's Common Stock and (b) options to purchase 150,000 shares of Phoenix's Common Stock, exercisable over 5 years at an exercise price of $1.00 per share, as amended. The options for serving as a Consultant vest at the rate of 6,000 shares per month over the 25-month period that commenced on December 1, 1993.

         On November 11, 1993, Phoenix entered into a Consulting Agreement to retain Chen Feng as a Director and a Consultant from November 15, 1993 through December 31, 1996. Mr. Chen is Chairman of Hainan Airlines. As a Director, Mr. Chen is performing such functions as are typically carried out by a Director, as described above for Mr. Cappiello. As a consultant initially and later as an employee, Mr. Chen is performing the following duties: (i) advising Phoenix how best to conduct itself in its dealings with the Chinese airline community; (ii) assisting Phoenix in matters relating to Chinese government authorities, at both the provincial and national levels; and (iii) assisting Phoenix in establishing and developing its relationships with Chinese airlines, hotels and other entities that could further Phoenix's business interests in China. In consideration of Mr. Chen's services as a Director through December 31, 1996, Phoenix is paying him a salary of $5,000 per month. For his services as a Director and a consultant and later as an employee, Phoenix granted him a total of 300,000 shares of Phoenix's Common Stock, to be received as follows: (1) for his services as a Director, 90,000 shares, which shall vest at the rate of 2,500 shares per month for 36 months beginning on December 1, 1993 (through November 1, 1996); and (2) for his services as a consultant/employee, 210,000 shares, of which 17,500 shares vested on December 1, 1993 and the balance to vest at the rate of 5,500 shares per month for the remaining 35 months, through November 1, 1996.

         On February 25, 1994, Phoenix entered into a Consulting Agreement to retain Mr. Robert J. Conrads as a Consultant effective as of February 25, 1994, which agreement continued through February 24, 1996. As a Consultant, Mr. Conrads has agreed to perform the following duties: (i) assisting in developing business relationships; (ii) providing financial advisory services; and (iii) assisting management in developing business plans. In consideration of Mr. Conrads' services as a Consultant, Phoenix granted him the right and option to purchase 200,000 shares of Phoenix Common Stock, exercisable over 5 years at an exercise price of $1.00 per share, as amended. In addition, on February 15, 1995, Mr. Conrads was granted the right to purchase 20,000 shares as Director to the Board of Hainan Phoenix Joint Venture as compensation for services at $1.70 per share expiring on February 14, 1997.

         On December 9, 1994, the Board granted to Xenophon L. Sanders non-qualified stock options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.70 per share (a 15% discount to the December 8, 1994 closing price of $2.00 of the Company's Common Stock) over a period of up to five years with vesting to take place as follows: 50,000 shares if Phoenix Systems Ltd. ("PSL"), a wholly-owned subsidiary of the Company, signs a definitive joint venture agreement with India and 50,000 shares if PSL signs a definitive joint venture agreement with Russia.

         On December 9, 1994, the Board granted to Chen Feng non-qualified stock options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.70 per share (a 15% discount to the December 8, 1994 closing price of $2.00 of the Company's Common Stock) over a period of up to five years with vesting to take place as follows: 100,000 shares upon the signing of any CAAC airline to become a customer of the Company's reservation system in China.

         On February 15, 1995, the Board of Directors approved the establishment of a uniform compensation plan for those individuals who serve on the Company's Board of Directors. Under this plan, the Company granted five year non-qualified stock options to purchase shares of Common Stock at an exercise price of $1.70 per share (which was based on a 15% discount to market value) to each of Robert P. Gordon, Frank A. Cappiello, Paul W. Henry, Chen Feng, Xenophon L. Sanders, W. James Peet and Robert J. Conrads. If, under prior agreements with the Company, a Director had been granted less than 3,000 options per month for his services as a Director, then such Director shall be granted a sufficient number of new options such that a total of 3,000 options shall vest for each month of his service as a Director. Such new options vest for a period of 36 months commencing April 1, 1995 and expire on February 15, 2000. Since Robert P. Gordon, Xenophon L. Sanders and Paul W. Henry had not previously been granted options for their service as Directors, and since W. James Peet and Robert J. Conrads became Directors on March 31, 1995, these five Directors each were granted 108,000 options, such options to vest for a period of 36 months, commencing April 1, 1995, and expiring on February 15, 2000.
Chen Feng was granted new options, such options to vest at the rate of 500 per month for 21 months commencing April 1, 1995 and at the rate of 3,000 per month on the remaining 15 months commencing January 1, 1997. Frank A. Cappiello was granted 81,000 new options, such options to vest at the rate of 3,000 per month for the final 27 months commencing on January 1, 1996. The options granted provide for the respective options to immediately terminate as to all unexercised options commencing on or after April 1, 1995 in the event such person is not a director of Phoenix at all times during the period from April 1, 1995 until March 31, 1998.

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

         On September 28, 1995, the Board granted 125,000 non-qualified stock options to Joseph M. Avila to purchase shares of Phoenix's Common Stock at an exercise price of $5.00. These options vest in approximately 36 equal monthly installments.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER COMPENSATION

         The Board of Directors is composed of Robert P. Gordon, Chairman of the Board, President and Chief Executive Officer of the Company; Paul W. Henry, Secretary of the Company; Xenophon L. Sanders, President of PSG and PSL; Frank
A. Cappiello, Chen Feng, Robert J. Conrads and W. James Peet. Mr. Gordon and Mr. Sanders are full-time employees of the Company and Mr. Chen is a part-time employee of the Company. Mr. Henry, Mr. Cappiello and Mr. Conrads have acted as paid consultants to the Company.

         The Board of Directors is responsible for reviewing and determining the compensation paid by the Company. While the Board of Directors in September 1995 established a compensation committee, the Board of Directors maintained responsibility through the Company's fiscal year ended March 31, 1996. As a result, all current members of the Board of Directors participated in deliberations relating to executive compensation for the 1996 fiscal year.

         Robert J. Conrads and Paul Henry serve as directors and, Robert P. Gordon, Leo O. Parisi and Joseph M. Avila serve as directors and as Chairman, Vice President and Secretary, respectively, of Visitors Services Inc. (VSI). VSI is a company offering visitor information for certain destinations in the support of local Chambers of Commerce. VSI is beneficially owned by Robert P. Gordon. In addition, the Company and VSI have entered into a software license and maintenance agreement pursuant to which VSI licenses the Company's software on a non-exclusive basis at a rate of $2,000 per month subject to the Company's right to increase the monthly fee after a period of one year in the event the Company is able to enter into similar licensing arrangements with non-affiliated third parties at higher fees.

INDEMNIFICATION AND LIMITATION OF DIRECTORS' LIABILITY

         The Company's Certificate of Incorporation provides that Phoenix shall indemnify, in the manner and to the extent permitted by law, any person (or that person's testator or intestate successor) made or threatened to be made a party to any action or proceeding, whether domestic or foreign, civil or criminal, judicial or administrative, or federal or state, by reason of the fact that the person was a director or officer of Phoenix or served any other corporation in any capacity at the request of Phoenix, in the manner and to the extent permitted by law. Further, Phoenix has entered into employment contracts with various officers and directors to indemnify and hold such persons harmless, to the extent permitted by law, if at all, in the event any claims or legal actions are brought against such person arising out of his acts or decisions done or made in the authorized scope of such person's employment or position with Phoenix. Phoenix has obtained $5,000,000 in director and officer liability insurance.

         The General Corporation Law of Delaware permits a corporation through its Certificate of Incorporation to eliminate the personal liability of its directors to the corporation or its stockholders for monetary damages for breach of fiduciary duty of loyalty and care as a director, with certain exceptions. The exceptions include a breach of the director's duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. Phoenix amended its Certificate of Incorporation to include a provision to exonerate its directors from monetary liability to the fullest extent permitted by this statutory provision.

         Phoenix has been advised that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the Act, that such provisions are against public policy as expressed in the Act and are therefore unenforceable.


EMPLOYEE BENEFIT PLAN

         The Company filed a Form S-8 Registration Statement with the S.E.C. in connection with an employee benefit plan (the "Plan") covering 4,000,000 shares. On December 4, 1995, Phoenix filed a reoffer prospectus covering registered securities of the same class of 5,000,000 additional shares of Phoenix's common stock, Pursuant to the Plan. The Plan allows Phoenix to issue common stock and/or options to purchase common stock to certain consultants, service providers and employees. The purpose of the plan is to promote the best interests of Phoenix and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to the operating progress and earning power of Phoenix. The Plan is administered by Phoenix's Board of Directors or a committee consisting of three members which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payments which Phoenix is liable for. As of March 31, 1996, a total or 973,823 shares were issued under the plans, including 75,000 shares to two executive officers of American, 247,222 shares to three executive officers of Phoenix, 346,820 shares to three former employees, 117,500 shares for public relations services and 187,281 shares for legal services.

COMPARATIVE PERFORMANCE BY THE COMPANY

         The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholder return on its Common Stock with the cumulative shareholder return of (1) a broad equity market index, and
(2) a published industry index or peer group for the past five years. Such chart compares the performance of the Company's Common Stock with (1) the NASDAQ Stock Market Index and (2) a group of public companies each of whom are listed in the peer group computer programming and data processing services and assumes an investment of $100 on June 1, 1991 in each of the Company's Common Stock, the stock comprising the NASDAQ Stock Market index and the stocks of the computer programming and data processing services.

                                             FISCAL YEAR ENDING
                               ------------------------------------------------
COMPANY                        1991   1992     1993     1994     1995     1996
                               ----   ----     ----     ----     ----     ----
PHOENIX INFORMATION SYSTEMS    100   433.33   433.33   216.67   666.67   516.67
INDUSTRY INDEX                 100   139.03   157.53   167.49   221.52   322.19
BROAD MARKET                   100   110.02   123.12   142.29   150.96   203.05


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of April 30, 1996 (except as indicated below) by (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (b) each of the Company's directors, (c) each of the Company's executive officers and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted. The number of shares owned beneficially by certain persons named in the table below includes shares issuable upon the exercise of options and warrants that were presently exercisable at April 30, 1996 or within 60 days thereafter. In calculating the percentage of beneficial ownership owned by any person, it is assumed that the number of shares subject to any option beneficially owned by such person are outstanding but are not outstanding for determining the percentage of ownership beneficially owned by any other person.


===========================================================================
                                   Amount and Nature of     Percent Owned
   Name and Address of             Beneficial Ownership     Beneficially
    Beneficial Owner                     (1) (2)            and of Record
- ---------------------------------------------------------------------------
 S-C Phoenix Partners (3)
 c/o Chatterjee Group                  25,944,999                46.3
 888 7th Avenue, Ste 3300
 New York, N.Y. 10106
- ---------------------------------------------------------------------------
 Robert P. Gordon (4)
 100 Second Avenue South               11,639,249                21.8
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 Robert J. Conrads (5)
 38 Meadow Wood Drive                   1,409,110                 3.0
 Greenwich, CT 06830
- ---------------------------------------------------------------------------
 Paul Henry (6)
 56 Lawrence Road                         475,000                 1.0
 Chestnut Hill, MA 02167
- ---------------------------------------------------------------------------
 Xenophon Sanders (7)
 100 Second Avenue South                  481,112                 1.0
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 Leo O. Parisi (8)
 100 Second Avenue South                  341,700                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 Vincent P. Gordon (9)
 100 Second Avenue South                  283,120                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 Frank Cappiello (10)
 10751 Falls Rd, Ste 250                  278,000                 *
 Lutherville, MD 21093
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------
 Chen Feng (11)
 100 Second Avenue South                  195,500                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 W. James Peet (12)
 c/o Chatterjee Group                      45,000                 *
 888 7th Avenue, Ste 3300
 New York, N.Y. 10106
- ---------------------------------------------------------------------------
 Joseph Avila (13)
 100 Second Avenue South                  134,998                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 Larry McGee (14)
 100 Second Avenue South                   55,000                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 Leonard Ostfeld (15)
 100 Second Avenue South                   43,750                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 James Holder (16)
 100 Second Avenue South                   75,000                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 Judith Schafers (17)
 100 Second Avenue South                   84,000                 *
 City Center, Suite 1100
 St. Petersburg, FL 33701
- ---------------------------------------------------------------------------
 All officers and directors of
 the Company and Phoenix as a          41,485,538                62.9
 group (fifteen persons) (18)
===========================================================================

- ---------------
*        Represents less than one percent of the outstanding Common Stock.

(1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named.

(2) Based upon 45,747,618 shares issued and outstanding as of April 30, 1996.

(3) Includes warrants to purchase 10,285,000 shares of the Company's Common Stock at exercise prices of $2.00 to $4.00 per share. It does not include up to 700,000 shares that may be issued if certain targets are not met in China.

(4) Includes the following shares deemed to be beneficially owned by Mr. Gordon (a) 3,257,367 shares of the Company's Common Stock, representing 7.1% of the issued and outstanding shares, held by Harvest/Mr. Gordon and (b) 714,104 shares of the Company's Common Stock, representing 1.6% of the issued and outstanding shares, held by Visitors Services, Inc. Also includes options to purchase a balance of 7,622,778 shares of the Company's Common Stock at an exercise price of $1.35 per share (which does not reflect options to purchase 705,000 shares assigned to family members and non-affiliated persons) and 45,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(5) Includes (a) warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, (b) options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share and (c) 59,110 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(6) Includes (a) options to purchase 100,000 shares at an exercise price of $1.00 per share, (b) 75,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.06 per share and (c) 45,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(7) Includes 416,112 shares subject to options exercisable commencing on or before June 30, 1996 at $1.00 per share and 45,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(8) Includes 341,700 shares subject to options exercisable commencing on or before June 30, 1996 at $1.00 per share.

(9) Includes 133,120 shares subject to options exercisable commencing on or before June 30, 1996 at $1.00 per share.

(10) Includes 210,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.00 per share and 18,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(11) Includes 24,000 shares issuable commencing on or before June 30, 1996 for services rendered and to be rendered and 7,500 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(12) Includes 45,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(13) Includes 91,750 shares subject to options exercisable commencing on or before June 30, 1996 at $1.00 per share and 31,248 shares subject to options exercisable commencing on or before June 30, 1996 at $5.00 per share.

(14) Includes 55,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.


(15) Includes 43,750 shares subject to options exercisable commencing on or before June 30, 1996 at $4.00 per share.

(16) Includes 75,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.


(17) Includes 84,000 shares subject to options exercisable commencing on or before June 30, 1996 at $1.70 per share.

(18) Includes (a) 24,000 shares issuable on or before June 30, 1996 for services rendered, (b) warrants to purchase 10,485,000 shares of the Company's Common Stock and (c) options to purchase 9,744,068 shares of the Company's Common Stock.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In June 1993, Robert P. Gordon offered the Company the opportunity to purchase VSI from him at a purchase price to be determined by an independent appraisal. The Board of Directors of the Company rejected Mr. Gordon's offer primarily due to financial constraints. Mr. Gordon abstained from voting on this matter. The Board of Directors of the Company did, however, authorize the Company to enter into a software license and maintenance agreement pursuant to which VSI licenses the Company's software on a nonexclusive basis at a rate of $2,000 per month subject to the Company's right to increase the monthly fee after a period of one year in the event the Company is able to enter into similar licensing arrangements with non-affiliated third parties at higher fees.

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

         In February 1994, the Company sold privately to Robert J. Conrads, an accredited investor who has since become a member of the Company's Board of Directors, a unit for shares of its restricted common stock at a purchase price of $250,000 for the unit. The unit consisted of 350,000 shares of Phoenix's common stock and 200,000 common stock purchase warrants which expire on March 1, 1999. Each warrant entitles the holder to purchase common stock at an exercise price of $2.00 per share from March 1, 1994 through the expiration date.

         In November 1994, the Board of Directors approved converting certain of Phoenix's existing debt into stock. The Board of Directors authorized the conversion of $1,700,000 of principal amount non-interest bearing loans due Harvest and VSI (both owned and controlled by Robert P. Gordon) into 3,400,000 shares of the Common Stock of Phoenix from the authorized but unissued stock of Phoenix. The conversion was completed effective December 2, 1994.

         In November 1994, the Company exchanged 200,000 shares of PSG issued in 1989 to 17 investors for 533,333 shares of the Common Stock of the Company. As a result, PSG is a wholly-owned subsidiary of Phoenix.

         On December 9, 1994, Phoenix entered into a Convertible Note Purchase Agreement ("Agreement") with S-C Phoenix Partners, a New York general partnership ("S-C"), comprised of affiliates of Quantum Industrial Holding, Ltd., George Soros and Purnendu Chatterjee. The Agreement provided for the sale of up to $10,000,000 of Phoenix's convertible notes ("Notes"). Reference is made to Note 5 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended March 31, 1996 for additional details.

         During fiscal 1996, Robert P. Gordon, Chairman of the Board, lent the Company $1,182,500 as working capital of which $232,500 was then utilized to exercise 172,222 stock options; $850,000 was converted into a 5% note, payable on demand; and $100,000 as a non-interest bearing loan. In April 1996, the demand note and the non-interest bearing loan were repaid. See Note 10 to the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended March 31, 1996. Interest expense on the demand note amounted to $12,007 in fiscal 1996.

Other Matters

         In November 1994, the Board of Directors directed that an aggregate of $30,000 in cash be collected promptly from Harvest and/or Robert P. Gordon as their share of approximately 50% of the total costs of the legal fees and expenses paid or to be paid by Phoenix in connection with a Securities and Exchange Commission informal investigation. This investigation culminated on September 30, 1994 with the issuance of a cease and desist order against Harvest and Robert P. Gordon, to which the parties consented, without admitting or denying liability. Robert P. Gordon and Harvest have paid the Company the requested sum.

         In January 1995, the Board discussed the granting of registration rights to Robert P. Gordon and the entities that he controls, Harvest and VSI, in light of the registration rights that were granted to S-C as part of the Convertible Note Financing of December 9, 1994. S-C was granted piggyback registration rights as well as two demand registrations at the expense of Phoenix. The two demand registrations must be at least 180 days apart and must each be for at least 15% of the total stock held by S-C. With Robert P. Gordon absent from the meeting and not participating in the discussion or the vote, the Board approved that Mr. Gordon (including Harvest and VSI) be granted the same registration rights as the Soros Group.

         Reference is made to Note 6 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended March 31, 1996 for additional details of related party transactions between the Company and its affiliated parties.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHOENIX INFORMATION SYSTEMS CORP.
                                           -----------------------------------
                                                   (Registrant)


Dated: July 24, 1996                       By: /s/Leonard S.Ostfeld
                                              --------------------------------
                                              LEONARD S. OSTFELD
                                              Vice President and Chief
                                              Financial Officer