Form 10-Q
period 1996-06-30
PHOENIX INFORMATION SYSTEMS CORP
filed 1996-08-12
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1996

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

Commission File Number:  0-26532
- --------------------------------

                      PHOENIX  INFORMATION  SYSTEMS  CORP.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                                  13-3337797
- ---------------------------------------------                  ------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer Identification No.)
              or organization)

100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                                                       33701
- ----------------------------------------                                                   ----------
(Address of principal executive offices)                                                   (Zip Code)

Registrant's telephone number,
including area code:                                                                     (813) 894-8021
                                                                                         --------------

                                 Not Applicable
- --------------------------------------------------------------------------------
        (Former name, former address and former fiscal year if changed since last report)


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

As of July 31, 1996, the Registrant had 46,319,146 shares of common stock issued and outstanding.

                      PHOENIX  INFORMATION  SYSTEMS  CORP.
                                     INDEX


PART  I.         FINANCIAL  INFORMATION

         Item 1.     Financial Statements

                     Balance Sheets
                          March 31, 1996 and
                          June 30, 1996 (Unaudited)                                  3

                     Unaudited Consolidated Statements of Operations
                          Three Months ended
                          June 30, 1996 and
                          June 30, 1995 and Inception to
                          June 30, 1996                                              4

                     Unaudited Consolidated Statements of Cash Flows
                          Three Months ended
                          June 30, 1996 and
                          June 30, 1995 and Inception to
                          June 30, 1996                                              5 - 6

                     Notes to Financial Statements (Unaudited)                       7

         Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                        8 - 9

PART  II.        OTHER  INFORMATION                                                  10

SIGNATURE  PAGE                                                                      11

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage company)

                         CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                    JUNE 30, 1996
                                                                                (UNAUDITED)      MARCH 31, 1996
                                                                                 ----------      --------------
Current assets:
   Cash and cash equivalents                                                    $  2,302,206       $  2,078,510
   Prepaids                                                                          215,749            135,474
   Trade receivables                                                                  96,212             78,622
   Receivable from related parties                                                    73,797             65,469
                                                                                ------------       ------------
           Total current assets                                                    2,687,964          2,358,075

Property and equipment, net                                                        1,878,466          1,882,549
Deposits and other                                                                    90,086            110,360
Due from joint venture partner                                                       652,432            737,662
Goodwill, net                                                                        367,871            394,071
                                                                                ------------       ------------

                 Total assets                                                   $  5,676,819       $  5,482,717
                                                                                ============       ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                $    309,302       $    300,773
   Accounts payable                                                                1,326,875          2,688,530
   Accrued payroll and payroll taxes                                                 247,637            272,582
   Accrued interest                                                                    4,500             15,507
   Dividend payable                                                                   69,982             -
                                                                                ------------       ------------
           Total current liabilities                                               1,958,296          3,277,392

Payable to related parties                                                            29,182          1,046,633
Notes payable, less current portion                                                  148,239            173,075
Accrued compensation expense                                                         407,250            332,250
                                                                                ------------       ------------

           Total liabilities                                                       2,542,967          4,829,350
                                                                                ------------       ------------


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
           1,130,000 shares issued and outstanding at June 30, 1996                  11,300               -
   Common stock, $.01 par value, 75,000,000 shares authorized,
           46,021,646 and 45,722,618 shares issued and outstanding
           at June 30,1996 and  March 31, 1996, respectively                         460,216            457,226
   Additional paid-in capital                                                     25,031,948         20,176,237
   Losses that have accumulated during the development stage and preferred stock dividend of $69,982 for the
           quarter ended June 30, 1996                                           (22,369,612)       (19,980,096)
                                                                                ------------       ------------

           Total stockholders' equity                                              3,133,852            653,367
                                                                                ------------       ------------

                 Total liabilities and stockholders' equity                     $  5,676,819       $  5,482,717
                                                                                ============       ============

                            See accompanying notes.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage company)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months ended June 30, 1996 and 1995
         and cumulative for the period from inception of development stage activities, April 1, 1989, through June 30, 1996

                                --------------

                                                         Three Months
                                                        Ended June 30,               Cumulative
                                                 ----------------------------          Since
                                                     1996            1995          April 1, 1989
                                                     ----            ----          -------------
Start-up and organizational expenses             $(2,582,348)    $(1,967,818)      $ (24,948,692)

Travel commissions, net                              113,782         104,850             637,838

Management fee income                                      -               -             138,021

Reservation center revenues                          100,992               -             460,095

License fee income                                     6,000           6,000              72,000

Interest and dividend income                          42,040          10,361              92,066
                                                 -----------     -----------       -------------

Net loss before minority interest
   in net loss of subsidiary                      (2,319,534)     (1,846,607)        (23,548,672)
                                                 -----------     -----------       -------------

Minority interest in net loss of subsidiary             -            181,352           1,249,042
                                                 -----------     -----------       -------------

   Net loss                                      $(2,319,534)    $(1,665,255)      $ (22,299,630)
                                                 ===========     ===========       =============

Net loss per common share
   outstanding                                   $      (.05)    $      (.04)
                                                 ===========     ===========

Weighted average number of common
   shares outstanding                             45,814,875      39,759,268
                                                 ===========     ===========


                            See accompanying notes.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage company)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended June 30, 1996 and 1995
         and cumulative for the period from inception of development stage activities, April 1, 1989, through June 30, 1996

                                --------------

                                                         Three Months
                                                        Ended June 30,               Cumulative
                                                 ----------------------------          Since
                                                     1996            1995          April 1, 1989
                                                     ----            ----          -------------
Cash flows from operating activities:
- ------------------------------------
      Net loss                                   $(2,319,534)    $(1,665,255)      $ (22,299,630)
      Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization expense       266,479         111,842           1,671,086
         Compensation paid through issuance
            of stock                                  75,000          75,000             655,452
         Transaction fee                               -               -               1,140,000
         Services paid through issuance of stock      75,000         183,320           1,773,307
         Rent paid through in-kind contribution       85,230          85,230             596,610
         Minority interest in net loss of
            subsidiary                                 -            (181,352)         (1,249,042)
         Other                                         -             (15,573)            157,985
                                                 -----------     -----------       -------------
                                                  (1,817,825)     (1,406,788)        (17,554,232)

      Changes in assets and liabilities:

      Prepaids, deposits and trade receivables       (77,592)        150,944            (337,363)
      Accounts payable                            (1,361,653)        228,823             703,469
      Accrued payroll and payroll taxes              (24,945)        (77,179)            191,060
      Accrued interest                               (11,007)        (70,038)            205,385
                                                 -----------     -----------       -------------
         Net cash used in operating activities    (3,293,022)     (1,174,238)        (16,791,681)
                                                 -----------     -----------       -------------

Cash flows from investing activities:
- ------------------------------------
      Purchase of property and equipment            (236,196)       (529,492)         (2,461,012)
      Investments in/advances to Joint Venture         -            (234,500)             -
                                                 -----------     -----------       -------------
                                                    (236,196)       (763,992)         (2,461,012)

         Net cash used in investing activities      (236,196)       (763,992)         (2,461,012)
                                                 -----------     -----------       -------------


                            See accompanying notes.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage company)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended June 30, 1996 and 1995
         and cumulative for the period from inception of development stage activities, April 1, 1989, through June 30, 1996

                                --------------

                                                         Three Months
                                                        Ended June 30,               Cumulative
                                                  --------------------------           Since
                                                     1996            1995          April 1, 1989
                                                     ----            ----          -------------
Cash flows from financing activities:
- ------------------------------------
   Issuance of common and preferred stock        $ 4,795,000     $   198,875       $   6,653,095
   Stock subscriptions                                  -               -              1,297,000
   Proceeds from notes payable                          -            161,867             538,000
   Payments on notes payable                         (14,133)        (86,478)           (340,309)
   Proceeds from related parties                        -             25,000          15,529,818
   Payments to related parties                    (1,025,779)       (102,905)         (2,132,725)
   Payments on capital lease obligation               (2,174)         (2,174)             10,020
                                                 -----------     -----------       -------------

         Net cash provided by financing
            activities                             3,752,914         194,185          21,554,899
                                                 -----------     -----------       -------------

Increase (decrease) in cash and cash
   equivalents                                       223,696      (1,744,045)          2,302,206

Cash and cash equivalents, beginning of period     2,078,510       1,864,581               -
                                                 -----------     -----------       -------------

Cash and cash equivalents, end of period         $ 2,302,206     $   120,536       $   2,302,206
                                                 ===========     ===========       =============





                            See accompanying notes.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                        (A development stage company)

                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1996
                                 (unaudited)

NOTE  A

   The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix Information") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix Systems Ltd. (wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993) and American International Travel Agency, Inc. (wholly owned since September 15, 1994). The consolidated group of companies is collectively referred to herein as "Phoenix". All significant intercompany accounts and transactions have been eliminated.


NOTE  B

    The financial information reflects all normal recurring adjustments that, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE  C

    The attached summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. The Form 10-K, for the fiscal year ended March 31, 1996 should be read in conjunction with the data herein.

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


RESULTS OF OPERATIONS

                 During the three months ended June 30, 1996, and the fiscal years ended March 31, 1996, 1995 and 1994, the Company sustained net losses of $2,319,534, $9,704,318, $4,841,824 and $2,567,932, respectively. These losses may continue for a presently undetermined time.

                 Reservation center revenues reflect a full quarters results for the quarter ended June 30, 1996 while the revenues from the reservation center started in the second quarter of the fiscal year ending March 31, 1996.

                 While Phoenix has concentrated its sales efforts in China, Russia and other countries, the Company has also focused on small domestic carriers that could utilize the Company's reservation system. In fiscal 1995, Phoenix entered into an Agreement with Eastwind Airlines, Inc. ("Eastwind") to provide Eastwind with a complete reservation system to manage all sales, airport and operations functions. In addition, Phoenix implemented a reservation center that processes all Eastwind reservations as of the second quarter of fiscal 1996. Furthermore, in May 1996, the Company commenced commercial operations with Laker Airlines.

                 For the quarter ended June 30, 1996, the Company had start-up and organizational expenses of $2,582,348 compared to $1,967,818 for the quarter ended June 30, 1995. The expanding start-up and organizational expenses in the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, reflects principally the addition of marketing and administrative employees as the Company's focus shifts from product development to generation of customers and sales.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Financial Instability

                 As of June 30, 1996, Phoenix had stockholders' equity of $3,133,852 and working capital of $729,668. Phoenix has not generated any significant revenues, earnings or history of operations from inception through June 30, 1996. In April 1996, Phoenix issued $5,000,000 of 6% convertible preferred stock. The preferred stock is convertible into common stock at a 15% discount to market, subject to a maximum conversion price of $4.00 per share and a minimum of $2.00 per share. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. During the quarter ended June 30, 1996, 120,000 shares of the Company's preferred stock were converted into 230,028 shares of common stock.

                 Reference is made to the Company's Form 10-K for the fiscal year ended March 31, 1996, for a complete description of certain financing transactions entered into by the Company to meet its operating and investing activities.

                         PART  II - OTHER  INFORMATION


ITEM 1.      Legal Proceedings:

Ungerleider v. Robert P. Gordon, Phoenix Information Systems Inc., et al.

   On August 7, 1996, the District Court ruled on Phoenix's motion to dismiss and dismissed substantial portions of Plaintiff's claims. The court rejected Plaintiff's claims of fraudulent inducement to enter into the Settlement Agreement, which effectively precludes Plaintiff from trying to enforce a finders fee agreement or any of the options, payments, or other rights which he released as part of the Settlement Agreement. Plaintiff may amend his Complaint, but the court's order requires him to do so in a manner consistent with the court's order, which precludes Plaintiff's claims related to alleged oral promises made prior to the signing of the Settlement Agreement. The case has been referred to mediation for settlement discussions.

   Reference is made to Item 3 of the Company's Form 10-K, for the fiscal year ended March 31, 1996, for additional information regarding this proceeding.

Charles Chang and Juliette Chang v. Robert P. Gordon and Phoenix Information Systems Corp.

   Reference is made to Item 3 of the Company's Form 10-K, for the fiscal year ended March 31, 1996, for a complete description of pending legal proceedings against the Company.

ITEM 2.      Changes in Securities:  None

ITEM 3.      Defaults Upon Senior Securities:   None

ITEM 4.      Submissions of Matters to a Vote of Security Holders:  None

ITEM 5.      Other Information:  None

ITEM 6.      Exhibits and Reports on Form 8-K:

(a)          Exhibits

    11)      Earnings Per Share - See Consolidated Statement of Operations
    27)      Financial Data Schedule

(b)          Reports on Form 8-K - None

                      PHOENIX INFORMATION SYSTEMS CORP.


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHOENIX INFORMATION SYSTEMS CORP.
                                   -------------------------------------------
                                   (Registrant)


Dated:  August 12, 1996            /s/  ROBERT P. GORDON
                                   -------------------------------------------
                                   Robert P. Gordon, President and
                                   Chief Executive Officer


                                   /s/  LEONARD S. OSTFELD
                                   -------------------------------------------
                                   Leonard S. Ostfeld, Vice President and
                                   Chief Financial Officer

                                 EXHIBIT INDEX



EXHIBIT NUMBER                EXHIBIT DESCRIPTION
- --------------                -------------------

     27                     Financial Data Schedule