Form 10-Q
period 1996-09-30
PHOENIX INFORMATION SYSTEMS CORP
filed 1996-11-14
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1996

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

Commission File Number:  0-26532
--------------------------------

                      PHOENIX  INFORMATION  SYSTEMS  CORP.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                     Delaware                                  13-3337797
-------------------------------------------------         ----------------------
    (State or other jurisdiction of incorporation           (I.R.S. Employer
                    or organization)                        Identification No.)


100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                             33701
-----------------------------------------                   --------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number,
including area code:                                             (813) 894-8021
                                                            --------------------

                               Not Applicable
           -------------------------------------------------------
           (Former name, former address and former fiscal year if
                         changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   .      No      .
                                  ------         ------

As of October 31, 1996, the Registrant had 46,718,942 shares of common stock issued and outstanding.

                      PHOENIX  INFORMATION  SYSTEMS  CORP.
                                     INDEX


PART  I.         FINANCIAL  INFORMATION

     Item 1.     Financial Statements

                 Consolidated Balance Sheets
                      March 31, 1996 and
                      September 30, 1996 (Unaudited)                            3

                 Unaudited Consolidated Statements of Operations
                      Three Months and Six Months ended
                      September 30, 1996 and
                      September 30, 1995 and Inception to
                      September 30, 1996                                        4

                 Unaudited Consolidated Statements of Cash Flows
                      Six Months ended
                      September 30, 1996 and
                      September 30, 1995 and Inception to
                      September 30, 1996                                        5 - 6

                 Notes to Financial Statements (Unaudited)                      7

     Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                       8 - 9

PART  II.        OTHER  INFORMATION                                             10 - 11

SIGNATURE  PAGE                                                                 12

EXHIBIT INDEX                                                                   13

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS
                                                                                  SEPTEMBER 30, 1996      MARCH 31, 1996
                                                                                  ------------------    ------------------
                                                                                      (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                           $  4,090,311         $  2,078,510
   Prepaids                                                                                 194,886              135,474
   Trade receivables                                                                        184,780               78,622
   Receivable from related parties                                                           81,286               65,469
                                                                                       ------------         ------------
           Total current assets                                                           4,551,263            2,358,075
Property and equipment, net                                                               1,668,701            1,882,549
Deposits and other                                                                          130,983              110,360
Due from joint venture partner                                                              567,202              737,662
Goodwill, net                                                                               341,671              394,071
                                                                                       ------------         ------------
                 Total assets                                                          $  7,259,820         $  5,482,717
                                                                                       ============         ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                                       $    307,488         $    300,773
   Accounts payable                                                                       1,590,346            2,688,530
   Accrued payroll and payroll taxes                                                        301,517              272,582
   Accrued interest                                                                           7,416               15,507
                                                                                       ------------         ------------
           Total current liabilities                                                      2,206,767            3,277,392

Payable to related parties                                                                   29,890            1,046,633
Notes payable, less current portion                                                         122,794              173,075
Accrued compensation expense                                                                542,250              332,250
                                                                                       ------------         ------------

           Total liabilities                                                              2,901,701            4,829,350
                                                                                       ------------         ------------


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
           2,231,250 shares issued and outstanding at September 30, 1996                     22,312                 --
   Common stock, $.01 par value, 75,000,000 shares authorized,
           46,376,563 and 45,722,618 shares issued and outstanding
           at September 30,1996 and  March 31, 1996, respectively                           463,765              457,226
   Additional paid-in capital                                                            28,884,623           20,176,237
   Losses that have accumulated during the development stage                            (25,012,581)         (19,980,096)
                                                                                       ------------         ------------
           Total stockholders' equity                                                     4,358,119              653,367
                                                                                       ------------         ------------

                 Total liabilities and stockholders' equity                            $  7,259,820         $  5,482,717
                                                                                       ============         ============



                            See accompanying notes.

            PHOENIX  INFORMATION  SYSTEMS  CORP.  AND  SUBSIDIARIES
                         (a development stage company)

              UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and six months ended September 30, 1996 and 1995 and cumulative for the period from inception of development stage activities, April 1, 1989, through September 30, 1996


                                                      Three Months                    Six Months               Cumulative
                                                   Ended September 30,             Ended September 30,           Since
                                                   1996           1995            1996            1995        April 1, 1989
                                              -------------   -------------   -------------   ------------    -------------
Start-up and organizational expenses          $ (2,993,551)   $ (2,037,959)   $ (5,575,899)   $ (4,005,777)   $(27,942,243)

Travel commissions, net                             84,722          71,500         198,504         176,350         722,560

Reservation revenues                               149,908          84,722         250,900          84,722         610,003

License fee income                                   6,000           6,000          12,000          12,000          78,000

Interest and dividend income                        24,522           4,978          66,562          15,339         116,588

Management fee income                                 --              --              --              --           138,021

Other revenues                                      15,448            --            15,448            --            15,448
                                              ------------    ------------    ------------    ------------    ------------

Net loss before minority interest
      in net loss of subsidiary                 (2,712,951)     (1,870,759)     (5,032,485)     (3,717,366)    (26,261,623)
                                              ------------    ------------    ------------    ------------    ------------

Minority interest in net loss of subsidiary           --           193,063            --           374,415       1,249,042
                                              ------------    ------------    ------------    ------------    ------------

      Net loss                                $ (2,712,951)   $ (1,677,696)   $ (5,032,485)   $ (3,342,951)   $(25,012,581)
                                              ============    ============    ============    ============    ============
Net loss per common share
      outstanding                             $       (.06)   $       (.04)   $       (.11)   $       (.08)
                                              ============    ============    ============    ============

Weighted average number of common
      shares outstanding                        46,275,834      40,891,507      46,048,741      40,360,232
                                              ============    ============    ============    ============


                            See accompanying notes.

            PHOENIX  INFORMATION  SYSTEMS  CORP.  AND  SUBSIDIARIES
                         (a development stage company)

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended September 30, 1996 and 1995 and cumulative for the period from inception of development stage activities, April 1, 1989, through September 30, 1996

                                                                                      Six Months
                                                                                  Ended September 30,         Cumulative
                                                                              ---------------------------       Since
                                                                                  1996           1995        April 1, 1989
                                                                              -----------    ------------    -------------
Cash flows from operating activities:
  Net loss                                                                    $(5,032,485)   $ (3,342,951)   $(25,012,581)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization expense                                         551,409         328,225       1,956,016
    Compensation paid through issuance of stock                                   210,000         150,000         790,452
    Transaction fee                                                                  --              --         1,140,000
    Services paid through issuance of stock                                       193,010         365,620       1,891,317
    Rent paid through in-kind contribution                                        170,460         170,460         681,840
    Minority interest in net loss of subsidiary                                      --          (374,415)     (1,249,042)
    Other                                                                            --              --           157,985
                                                                              -----------    ------------    ------------
                                                                               (3,907,606)     (2,703,061)    (19,644,013)
  Changes in assets and liabilities:

  Prepaids, deposits and trade receivables                                       (186,194)       (171,096)       (445,965)
  Accounts payable                                                             (1,098,184)        239,132         966,938
  Accrued payroll and payroll taxes                                                28,935         (28,418)        244,940
  Accrued interest                                                                 (8,091)        (69,205)        208,301
                                                                              -----------    ------------    ------------
         Net cash used in operating activities                                 (5,171,140)     (2,732,648)    (18,669,799)
                                                                              -----------    ------------    ------------
Cash flows from investing activities:
  Purchase of property and equipment                                             (285,156)       (635,715)     (2,509,972)
                                                                              -----------    ------------    ------------

         Net cash used in investing activities                                   (285,156)       (635,715)     (2,509,972)
                                                                              -----------    ------------    ------------


                            See accompanying notes.

            PHOENIX  INFORMATION  SYSTEMS  CORP.  AND  SUBSIDIARIES
                         (a development stage company)

              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended September 30, 1996 and 1995 and cumulative for the period from inception of development stage activities, April 1, 1989, through September 30, 1996


                                                                 Six Months
                                                             Ended September 30,         Cumulative
                                                         ---------------------------       Since
                                                             1996           1995        April 1, 1989
                                                         -----------    ------------    -------------
Cash flows from financing activities:
    Issuance of common and preferred stock               $ 8,675,000    $   579,425    $ 10,533,095
    Stock subscriptions                                         --             --         1,297,000
    Proceeds from notes payable                                 --          423,000         538,000
    Payments on notes payable                                (39,579)      (134,264)       (365,755)
    Proceeds from related parties                               --        1,782,500      15,529,818
    Payments to related parties                           (1,032,560)       (83,937)     (2,139,506)
    Payments on capital lease obligation                      (3,989)        (4,276)          8,205
    Payments of  preferred stock dividends                  (130,775)          --          (130,775)
                                                         -----------    -----------    ------------

         Net cash provided by financing activities         7,468,097      2,562,448      25,270,082
                                                         -----------    -----------    ------------

Increase (decrease) in cash and cash equivalents           2,011,801       (805,915)      4,090,311

Cash and cash equivalents, beginning of period             2,078,510      1,864,581            --
                                                         -----------    -----------    ------------

Cash and cash equivalents, end of period                 $ 4,090,311    $ 1,058,666    $  4,090,311
                                                         ===========    ===========    ============





                            See accompanying notes.

            PHOENIX  INFORMATION  SYSTEMS  CORP.  AND  SUBSIDIARIES
                         (A development stage company)
                        NOTES  TO  FINANCIAL  STATEMENTS
                               September 30, 1996
                                  (unaudited)

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


RESULTS OF OPERATIONS

        During the six months ended September 30, 1996, and the fiscal years ended March 31, 1996, 1995 and 1994, the Company sustained net losses of $5,032,485, $9,704,318, $4,841,824 and $2,567,932, respectively. These losses may continue for a presently undetermined time.

        Reservation revenues reflect a full quarters results for the quarter ended September 30, 1996 while reservation revenues started in the quarter ended September 30, 1995.

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

        For the quarter ended September 30, 1996, the Company had start-up and organizational expenses of $2,993,551 compared to $2,037,959 for the quarter ended September 30, 1995. The expanding start-up and organizational expenses in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, reflects principally the addition of marketing and administrative employees as the Company's focus shifts from product development to generation of customers and sales.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Financial Instability

        As of September 30, 1996, Phoenix had stockholders' equity of $4,358,119 and working capital of $2,344,496. Phoenix has not generated any significant revenues, earnings or history of operations from inception through September
30, 1996. In September 1996, Phoenix issued 1,250,000 shares of 6% Series B Convertible Preferred Stock for a purchase price of $3.20 per share with a liquidation preference of $4.00 per share. The Company also issued a warrant to purchase 150,000 shares of common stock at an exercise price of $3.00 per share. The preferred stock is convertible into common stock at the lesser of $3.00 or the market price per share (conversion is based on the liquidation preference price per share). If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. Furthermore, the Company granted the right of first refusal with respect to certain additional issuances.

        According to the terms of the amended Series A preferred stock offering, the maximum and minimum conversion prices per share on the Series A preferred stock of $4.00 and $2.00, respectively were deleted. During the six months ended September 30, 1996, 268,750 shares of the Company's Series A preferred stock were converted into 527,528 shares of common stock.

        Reference is made to the Company's Form 10-K for the fiscal year ended March 31, 1996, for a complete description of certain financing transactions entered into by the Company to meet its operating and investing activities.

                         PART  II - OTHER  INFORMATION

ITEM 1.      Legal Proceedings:

Ungerleider v. Robert P. Gordon, Phoenix Information Systems Inc., et al.

   On August 7, 1996, the District Court granted Phoenix's motion to dismiss substantial portions of Plaintiff's claims. The court rejected Plaintiff's claims of fraudulent inducement to enter into the Settlement Agreement, which effectively precludes Plaintiff from trying to enforce a finders fee agreement or any of the options, payments, or other rights which he released as part of the Settlement Agreement. Plaintiff was given leave to amend his Complaint, but the court's order required him to do so in a manner consistent with the court's order, which precludes Plaintiff's claims related to alleged oral promises made prior to the signing of the Settlement Agreement. On August 22, 1996, Plaintiff filed a Second Amended Complaint, which in its first eight counts essentially reiterated the claims which the District Court dismissed on August 7, 1996. Plaintiff also has sued Phoenix for allegedly participating in repossessing 1.2 million shares of Phoenix stock from Plaintiff and failing to perform oral promises which Plaintiff contends were part of the Settlement Agreement. The Defendants have moved to dismiss or strike the Second Amended Complaint, in part because the allegations contradict the rulings contained in the District Court's August 7, 1996 order. The case was referred to mediation for settlement discussions. However, mediation has been postponed because Plaintiff's counsel moved for and was granted leave to withdraw from the case as reflected by the court's September 2, 1996 order. Plaintiff has not yet had new counsel enter an appearance on his behalf.

   Reference is made to Item 3 of the Company's Form 10-K, for the fiscal year ended March 31, 1996, for additional information regarding this proceeding.

Charles Chang and Juliette Chang v. Robert P. Gordon and Phoenix Information Systems Corp.

   The motion of defendants Robert P. Gordon and Phoenix to dismiss the Amended Complaint in this action has been fully submitted and is awaiting decision. The Court has stayed discovery in the action pending a decision on the motion to dismiss.

   Reference is made to Item 3 of the Company's Form 10-K for the fiscal year ended March 31, 1996, for additional information regarding this proceeding.

ITEM 2. Changes in Securities: Reference is made to Part I of Item 2 of this 10-Q for description of modifications to the terms of the Series A preferred stock.

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




                                      PHOENIX  INFORMATION  SYSTEMS  CORP.
                                      -----------------------------------------
                                      (Registrant)


Dated:  November 12, 1996             /s/  ROBERT P. GORDON
                                      -----------------------------------------
                                      Robert P. Gordon, President and
                                      Chief Executive Officer


                                      /s/  LEONARD S. OSTFELD
                                      -----------------------------------------
                                      Leonard S. Ostfeld, Vice President and
                                      Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
  27          -  Financial Data Schedule
