Form 10-Q
period 1996-12-31
PHOENIX INFORMATION SYSTEMS CORP
filed 1997-02-14
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1996

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------
Commission File Number:  0-26532


                       PHOENIX INFORMATION SYSTEMS CORP.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     13-3337797
--------------------------------        --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                    33701
------------------------------------------          -------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number,
including area code:                                    (813) 894-8021
                                                    -------------------------

                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   .    No       .
    -------       -------

As of January 31, 1996, the Registrant had 48,755,229 shares of common stock issued and outstanding.

                                         PHOENIX INFORMATION SYSTEMS CORP.
                                                       INDEX


PART  I.          FINANCIAL  INFORMATION
    Item 1.           Financial Statements

                      Consolidated Balance Sheets
                           March 31, 1996 and
                           December 31, 1996 (Unaudited)                       3

                      Unaudited Consolidated Statements of Operations
                           Three Months and Nine Months ended
                           December 31, 1996 and
                           December 31, 1995 and Inception to
                           December 31, 1996                                   4

                      Unaudited Consolidated Statements of Cash Flows
                           Nine Months ended
                           December 31, 1996 and
                           December 31, 1995 and Inception to
                           December 31, 1996                                   5 - 6

                      Notes to Financial Statements (Unaudited)                7 - 8

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                 9 -10

PART  II.         OTHER  INFORMATION                                           11-13

SIGNATURE  PAGE                                                                14

EXHIBIT INDEX                                                                  15

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             DECEMBER 31, 1996   MARCH 31, 1996
                                                                             ------------------  ---------------
                                                                                (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                   $    9,669,160    $    2,078,510
    Prepaids                                                                           522,289           135,474
    Trade receivables                                                                  253,607            78,622
    Receivable from related parties                                                     91,176            65,469
                                                                                --------------    --------------
            Total current assets                                                    10,536,232         2,358,075

Property and equipment, net                                                          1,516,912         1,882,549
Deposits and other                                                                     137,622           110,360
Investment in American Aviation Ltd.                                                 7,500,000              --
Due from joint venture partner                                                            --             737,662
Goodwill, net                                                                          279,994           394,071
                                                                                --------------    --------------

                  Total assets                                                  $   19,970,760    $    5,482,717
                                                                                ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                               $      105,629    $      300,773
    Accounts payable                                                                 1,145,542         2,688,530
    Accrued payroll and payroll taxes                                                  313,680           272,582
    Accrued interest                                                                      --              15,507
    Dividend payable                                                                   110,659              --
                                                                                --------------    --------------
            Total current liabilities                                                1,675,510         3,277,392

Payable to related parties                                                                --           1,046,633
Notes payable, less current portion                                                     96,668           173,075
Accrued compensation expense                                                           677,250           332,250
                                                                                --------------    --------------

            Total liabilities                                                        2,449,428         4,829,350
                                                                                --------------    --------------


Minority Interest                                                                    1,687,295              --

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized,
            2,649,583 shares issued and outstanding at December 31, 1996                26,496              --
    Common stock, $.01 par value, 125,000,000 shares authorized,
            47,947,552 and 45,722,618 shares issued and outstanding
            at December 31,1996 and  March 31, 1996, respectively                      479,475           457,226
    Additional paid-in capital                                                      43,552,647        20,176,237
    Losses that have accumulated during the development stage                      (28,134,581)      (19,980,096)
                                                                                --------------    --------------
                                                                                    15,924,037           653,367
    Treasury stock                                                                     (90,000)             --
                                                                                --------------    --------------

            Total stockholders' equity                                              15,834,037           653,367
                                                                                --------------    --------------

                  Total liabilities and stockholders' equity                    $   19,970,760    $    5,482,717
                                                                                ==============    ==============


                            See accompanying notes.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (a development stage company)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and nine months ended December 31, 1996 and 1995 and cumulative for the period from inception of development stage activities, April 1, 1989, through December 31, 1996

                                  -----------

                                                       Three Months                  Nine Months               Cumulative
                                                    Ended December 31,             Ended December 31,            Since
                                                 1996            1995            1996            1995         April 1, 1989
                                              ------------    ------------    ------------    ------------    -------------
Start-up and organizational expenses          $ (3,566,833)   $ (2,598,347)   $ (9,142,732)   $ (6,604,124)   $(31,509,076)

Travel commissions, net                             81,649          89,560         280,153         265,910         804,209

Reservation revenues                               155,527         164,672         406,427         249,394         765,530

License fee income                                   6,000           6,000          18,000          18,000          84,000

Interest and dividend income                        27,848           6,279          94,410          21,618         144,436

Management fee income                                 --              --              --              --           138,021

Other revenues                                      19,764            --            35,212            --            35,212
                                              ------------    ------------    ------------    ------------    ------------

Net loss before minority interest
      in net loss of subsidiary                 (3,276,045)     (2,331,836)     (8,308,530)     (6,049,202)    (29,537,668)
                                              ------------    ------------    ------------    ------------    ------------

Minority interest in net loss of subsidiary        154,045         221,446         154,045         595,861       1,403,087
                                              ------------    ------------    ------------    ------------    ------------

      Net loss                                $ (3,122,000)   $ (2,110,390)   $ (8,154,485)   $ (5,453,341)   $(28,134,581)
                                              ============    ============    ============    ============    ============

Net loss per common share
      outstanding                             $     ( . 07)   $       (.05)   $       (.18)   $       (.13)
                                              ============    ============    ============    ============

Weighted average number of common
      shares outstanding                        46,944,500      42,606,773      46,374,262      41,027,365
                                              ============    ============    ============    ============



                            See accompanying notes.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (a development stage company)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended December 31, 1996 and 1995
          and cumulative for the period from inception of development stage activities, April 1, 1989, through December 31, 1996

                                  -----------

                                                                                          Nine Months
                                                                                        Ended December 31,         Cumulative
                                                                                   ----------------------------      Since
                                                                                      1996            1995        April 1, 1989
                                                                                   ------------    ------------   -------------
Cash flows from operating activities:
     Net loss                                                                      $ (8,154,485)   $ (5,453,341)   $(28,134,581)
     Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization expense                                            834,568         587,579       2,239,175
       Compensation paid through issuance of stock                                      345,000         225,000         925,452
       Transaction fee                                                                     --              --         1,140,000
       Services paid through issuance of stock                                          225,510         518,370       1,923,817
       Rent paid through in-kind contribution                                           227,280         255,690         738,660
       Minority interest in net loss of subsidiary                                     (154,045)       (595,861)     (1,403,087)
       Uncollectible receivable from Joint Venture Partner                              510,382            --           510,382
       Other                                                                            (21,277)           --           136,708
                                                                                   ------------    ------------    ------------
                                                                                     (6,187,067)     (4,462,563)    (21,923,474)

     Changes in assets and liabilities:

     Prepaids, deposits and trade receivables                                          (276,132)       (258,960)       (535,903)
     Accounts payable                                                                (1,542,988)        847,166         522,134
     Accrued payroll and payroll taxes                                                   41,098         (46,738)        257,103
     Accrued interest                                                                   (15,507)        (68,204)        200,885
                                                                                   ------------    ------------    ------------
         Net cash used in operating activities                                       (7,980,596)     (3,989,299)    (21,479,255)
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
     Purchase of property and equipment                                                (395,162)       (894,076)     (2,619,978)
     Investment in American Aviation Ltd.                                            (7,500,000)           --        (7,500,000)
                                                                                   ------------    ------------    ------------

         Net cash used in investing activities                                       (7,895,162)       (894,076)    (10,119,978)
                                                                                   ------------    ------------    ------------


                            See accompanying notes.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (a development stage company)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended December 31, 1996 and 1995
          and cumulative for the period from inception of development stage activities, April 1, 1989, through December 31, 1996

                                  -----------

                                                            Nine Months
                                                          Ended December 31,         Cumulative
                                                     ----------------------------      Since
                                                         1996            1995       April 1, 1989
                                                     ------------    ------------   -------------
Cash flows from financing activities:
     Issuance of common and preferred stock          $  8,750,557    $    579,425    $ 10,608,652
     Issuance of preferred stock-related party         14,690,522            --        14,690,522
     Investment by Joint Venture Partner                1,500,000            --         1,500,000
     Stock subscriptions                                     --              --         1,297,000
     Proceeds from notes payable                             --           423,000         538,000
     Payments on notes payable                            (65,705)       (200,469)       (391,881)
     Proceeds from related parties                           --         2,454,865      15,529,818
     Payments to related parties                       (1,272,340)           --        (2,379,286)
     Payments on capital lease obligation                  (5,851)         (7,247)          6,343
     Payments of  preferred stock dividends              (130,775)           --          (130,775)
                                                     ------------    ------------    ------------

         Net cash provided by financing activities     23,466,408       3,249,574      41,268,393
                                                     ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents        7,590,650      (1,633,801)      9,669,160

Cash and cash equivalents, beginning of period          2,078,510       1,864,581            --
                                                     ------------    ------------    ------------

Cash and cash equivalents, end of period             $  9,669,160    $    230,780    $  9,669,160
                                                     ============    ============    ============








                            See accompanying notes.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES

                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1996
                                  (unaudited)

NOTE  A

   The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix Information") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix Systems Ltd. (wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993 and 55% owned since November 15, 1996) and American International Travel Agency, Inc. (wholly owned since September 15, 1994 and sold in November, 1996). The consolidated group of companies is collectively referred to herein as "Phoenix". All significant intercompany accounts and transactions have been eliminated.

   On November 15, 1996, in a trilateral agreement between Phoenix, China Southern, and the Company's former Joint Venture partner, Hainan Airlines, China Southern acquired the entire equity interest held by Hainan Airlines for $2,580,000. Furthermore, China Southern agreed to invest an additional $4,780,000 in cash and real estate capital contributions in exchange for an additional 15% interest in the Joint Venture; raising China Southern's stake to 45%.

   On November 20, 1996, the disinterested members of the Board of Directors of Phoenix approved the sale of American International Travel Agency, Ltd. to Visitors Services, Inc. (a Company controlled by Robert P. Gordon, Chairman of the Board of Phoenix) for 31,579 shares of Phoenix's common stock valued at $90,000.


NOTE  B

     On December 23, 1996, Phoenix acquired for $7,500,000 a 25% interest in American Aviation Limited, through the exercise of an option. American Aviation is a company owned by affiliates of Quantum Industrial Holdings Ltd., George Soros and Purnendu Chatterjee. American Aviation's primary asset is a 25% interest in China Hainan Airlines, which it purchased for $25,000,000 in December 1995.

     The acquisition of the interest in American Aviation was financed by the sale to S-C Phoenix Partners ("S-C"), one of Phoenix's major shareholders, of 833,333 shares of the Company's Series C Convertible Preferred Stock ("Series C Shares") for $15,000,000. S-C is an investment partnership comprised of affiliates of Quantum Industrial Holdings Ltd., George Soros and Purnendu Chatterjee. W. James Peet, a director of the Company, is a non-managing member of S-C Phoenix Holdings, L.L.C. ("Holdings"), with respect to its investment in Phoenix. Holdings is a general partner of S-C.

     From the date of issue until January 1, 2003, the Series C Shares will accrue cumulative quarterly dividends of 0.0247935 additional Series C Shares for each Series C Share outstanding and each dividend previously accrued on such Share. The Series C Shares will also participate, on an as converted basis, with the common stock of Phoenix ("Common Stock") in dividends declared and paid on the Common Stock.

     Each Series C Share may be converted at any time at the option of the holder into ten shares of Common Stock of the Company and will be automatically converted on the date after June 23, 1997, on which the market price of the Common Stock shall be at least $3.60 per share for ten consecutive trading days. Immediately prior to any conversion, the Series C Shares shall receive all dividends which have accrued or would have accrued from the date of issuance through January 1, 2003, regardless of whether such conversion shall occur prior to such date. The Series C shares also have certain liquidation preferences, the right to consent to certain transactions and the same voting rights, on an as fully converted basis, applicable to the Common Stock. S-C has certain demand and piggyback registration rights with respect to the Common Stock it owns in the Company. Such registration rights apply to Common Stock issued upon conversion of the Series C Shares.


NOTE  C

     The financial information reflects all normal recurring adjustments that, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of the results to be expected for the year.


NOTE  D

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

         In China, Phoenix has installed and begun to operate its advanced computerized travel reservation system for domestic airlines. Phoenix provides state-of-the-art, travel-related information services to China through its 55% owned joint venture with China Southern Airlines Company, Ltd.


RESULTS OF OPERATIONS

         During the nine months ended December 31, 1996, and the fiscal years ended March 31, 1996, 1995 and 1994, the Company sustained net losses of $8,154,485, $9,704,318, $4,841,824 and $2,567,932, respectively. These losses may continue for a presently undetermined time.

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

         For the quarter ended December 31, 1996, the Company had start-up and organizational expenses of $3,566,833 compared to $2,598,347 for the quarter ended December 31, 1995. The expanding start-up and organizational expenses in the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995, reflects principally the addition of marketing and administrative employees as the Company's focus shifts from product development to generation of customers and sales and the write-off of an uncollectible receivable from the former joint venture partner.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Financial Instability

         As of December 31, 1996, Phoenix had stockholders' equity of $15,834,037 and working capital of $8,860,722. Furthermore, the balance sheet reflects a $7,500,000 investment in American Aviation Ltd. (See Note B). Phoenix has not generated any significant revenues, earnings or history of operations from inception through December 31, 1996. Accordingly, the Company has periodically issued equity securities to fund its operating activities.

         In December 1996, Phoenix issued 833,333 shares of the Series C Convertible Preferred Stock for $15,000,000 and purchased a 25% interest in American Aviation Ltd. for $7,500,000 (See Note B). The balance of the funds raised will be utilized for operations.

         Reference is made to the Company's Form 10-K for the fiscal year ended March 31, 1996, for a complete description of certain financing transactions entered into by the Company to meet its operating and investing activities.

                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings:

Ungerleider v. Robert P. Gordon, Phoenix Information Systems Inc., et al.

   On August 7, 1996, the District Court granted Phoenix's motion to dismiss substantial portions of Plaintiff's claims. The court rejected Plaintiff's claims of fraudulent inducement to enter into the Settlement Agreement, which effectively precludes Plaintiff from trying to enforce a finders fee agreement or any of the options, payments, or other rights which he released as part of the Settlement Agreement. Plaintiff was given leave to amend his Complaint, but the court's order required him to do so in a manner consistent with the court's order, which precludes Plaintiff's claims related to alleged oral promises made prior to the signing of the Settlement Agreement. On August 22, 1996, Plaintiff filed a Second Amended Complaint, which in its first eight counts essentially reiterated the claims which the District Court dismissed on August 7, 1996. Plaintiff also has sued Phoenix for allegedly participating in repossessing 1.2 million shares of Phoenix stock from Plaintiff and failing to perform oral promises which Plaintiff contends were part of the Settlement Agreement. The Defendants have moved to dismiss or strike the Second Amended Complaint, in part because the allegations contradict the rulings contained in the District Court's August 7, 1996 order. The case was referred to mediation for settlement discussions. However, mediation has been postponed because Plaintiff's counsel moved for and was granted leave to withdraw from the case as reflected by the court's September 2, 1996 order. On January 16, 1997, new counsel entered an appearance on behalf of Plaintiff.

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

ITEM 2.  Changes in Securities:   None

ITEM 3.  Defaults Upon Senior Securities:   None

ITEM 4.  Submissions of Matters to a Vote of Security Holders:

   The Annual Meeting of shareholders of Phoenix Information Systems Corp. was held on November 20, 1996 at the Four Seasons Hotel, New York, N.Y. On the record date, there were 46,376,563 Common Shares of the Company issued and outstanding.

The following individuals were declared duly elected as directors of the
Company:

                                          Votes                   Votes
                                           For                   Against
                                           ---                   -------
  Robert P. Gordon                      40,178,692               982,973
  Xenophon L. Sanders                   40,178,692               982,973
  Frank A. Cappiello                    40,178,692               982,973
  Robert J. Conrads                     40,178,692               982,973
  Chen Feng                             40,178,692               982,973
  Paul W. Henry                         40,178,692               982,973
  W. James Peet                         40,178,692               982,973

On November 20, 1996, Captain Yu Yan'en, President of China Southern Airlines Company Ltd. was appointed a member of the Board of Directors to replace Chen Feng who resigned, effective November 1, 1996.

Coopers and Lybrand L.L.P. was approved as the Company's independent accountants to audit the Company's books for the fiscal year ending March 31, 1997 by the following votes:

                                   Votes              Votes
                                    For              Against          Abstained
                                    ---              -------          ---------
  Coopers & Lybrand L.L.P.       39,368,824         1,769,038          23,803

The Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock, $ .01 par value, from 75,000,000 shares to 125,000,000 shares by the following votes:

                                    For              Against          Abstained
                                    ---              -------          ---------
  Increase of shares             38,526,523         2,538,564          75,403


ITEM 5.   Other Information:

     Effective February 10, 1997, Mr. Delbert F. Bloss has been appointed Chief Executive Officer. As CEO, Mr. Bloss will oversee all aspects of daily operations, including marketing, sales, financial, and administrative matters. Mr. Robert P. Gordon, Phoenix's Chairman, will remain actively involved in the Company and will continue to direct the Company's long term strategic plan.

     On November 20, 1996, the Registrant re-elected its auditor, Coopers & Lybrand L.L.P. ("Coopers & Lybrand"). On January 17, 1997, Coopers & Lybrand notified the Registrant that the client-auditor relationship between the Registrant and Coopers & Lybrand had ceased.

     There were no disagreements between Coopers & Lybrand and Phoenix on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Phoenix hereby reiterates, as required by the Form 8-K rules, the previously disclosed fact that Coopers & Lybrand rendered an opinion, for the year ended March 31, 1996, that there was substantial doubt as to the Registrant's ability to continue as a going concern. However, neither Coopers & Lybrand nor the Company has cited this or any other reason for the cessation of the client-auditor relationship.

ITEM 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits


     3) Certificate of Amendment of the Certificate of Incorporation increasing the number of authorized common shares dated December 10, 1996

          Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock dated November 20, 1996

          Certificate of Designation of Series C Convertible Preferred Stock dated December 23, 1996

          Certificate of Correction to the Certificate of Designation of Series C Convertible Preferred Stock dated December 23, 1996

     11)  Earnings Per Share - See Consolidated Statement of Operations

     27)  Financial Data Schedule

(b)       Reports on Form 8-K

          See Note B for the acquisition of a 25% interest in American Aviation Limited.

          See Item 5 for a change in auditors.

                       PHOENIX INFORMATION SYSTEMS CORP.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHOENIX  INFORMATION  SYSTEMS  CORP.
                                        --------------------------------------
                                        (Registrant)


Dated:  February  13, 1997              /s/  ROBERT P. GORDON
                                        --------------------------------------
                                        Robert P. Gordon, Chairman of the Board


                                        /s/  LEONARD S. OSTFELD
                                        --------------------------------------
                                        Leonard S. Ostfeld, Vice President and
                                        Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT NUMBER           EXHIBIT DESCRIPTION
--------------           -------------------
   3                     Certificate of Amendment of the Certificate of Incorporation
                         increasing the number of authorized common shares dated December 10,
                         1996

                         Certificate of Amendment of Certificate of Designation of Series A
                         Convertible Preferred Stock dated November 20, 1996

                         Certificate of Designation of Series C Convertible Preferred Stock
                         dated December 23, 1996

                         Certificate of Correction to the Certificate of Designation of Series
                         C Convertible Preferred Stock dated December 23, 1996

  11                     Earnings Per Share - See Consolidated Statement of Operations

  27                     Financial Data Schedule