Form 10-K405
period 1997-03-31
PHOENIX INFORMATION SYSTEMS CORP
filed 1997-07-15
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K


            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

                    For the fiscal year ended March 31, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________

Commission File Number:  0-26532
--------------------------------

                        Phoenix Information Systems Corp.
--------------------------------------------------------------------------------
 (Exact name of Registrant as specified in its charter)

              Delaware                                    13-3337797
-------------------------------------------      ------------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification No.)

100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                     33701
------------------------------------------       ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code:                                        (813) 894-8021
                                                 ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $ .01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of May 31, 1997, the aggregate market value of the voting stock held by non-affiliates (approximately 27,800,000 shares of Common Stock, $.01 par value) was approximately $38,225,000 based on the average bid and asked price ($1.375) for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of May 31, 1997 was 49,105,212 shares.

ITEM 1. BUSINESS

OVERVIEW - THE COMPANY


          Phoenix Information Systems Corp. and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix Systems Ltd. (wholly owned since November 11, 1993), Phoenix Transaction Services, Inc. (wholly owned since June 3, 1997), and Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993) are collectively referred to herein as "Phoenix" or the "Company." Phoenix was incorporated in Delaware on April 4, 1986, as C.S. Primo Corp., changed its name to Dynasty Travel Group, Inc., on July 9, 1991, and subsequently changed its name to Phoenix on September 29, 1993. Phoenix is a development-stage information systems and services company that was formed specifically to support the growing demand for automation services in the travel, tourism and aviation transportation industry.
Phoenix provides state-of-the-art, travel-related services to China through its joint venture with China Southern Airlines ("China Southern"), named Hainan Phoenix Information Systems, Ltd. ("Hainan-Phoenix" or the "Joint Venture"). Hainan-Phoenix is the only foreign owned entity to receive a business license from the government of the People's Republic of China to operate a travel information network in China. The Company owns 70% of Hainan-Phoenix through its wholly-owned subsidiary, Phoenix Systems Ltd., a Bermuda corporation ("PSL"). Phoenix has not generated any significant revenues, earnings or history of operations from inception through March 31, 1997. Consequently, Phoenix's continued existence has depended primarily upon its ability to raise capital.

          PSL was formed in 1993 to provide reservation systems and services worldwide. PSL formed its first joint venture company with Hainan Airlines. PSL has the responsibility to market, outside of each joint venture's defined territory, all Phoenix travel products (including the inventory of airline seats and hotel rooms). PSL has also established a turnkey reservations center in the United States and is currently taking on-line reservations for Laker Airways. Eastwind Airlines, Inc., a former customer, was the first U.S. carrier to use Phoenix's airline reservation system and reservation center. PSL is also actively pursuing other small to medium carriers throughout North America to provide a complete, low-cost solution for their reservation needs.

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

          On June 1, 1996, Hainan-Phoenix officially went operational with its first customer, Hainan Airlines. Hainan Airlines, a publicly held airline in China, is a fast growing airline that carried more than 870,000 passengers in 1995, over 1,200,000 in 1996, and expects to carry over 2.7 million passengers by 1998. Based in China's Hainan province, Hainan Airlines currently operates a fleet of six Boeing 737, two Metro 23 and one Lear 55 aircraft throughout China. Hainan Airlines, like the other regional and independent airlines in China, is hampered by the lack of automation. In order to remedy this problem, Hainan Airlines entered into the Joint Venture as a means of gaining access to automated reservation services. Through its reservation system, the Joint Venture has created a database of airline seats and hotel rooms that will be marketed in mainland China by the Joint Venture.

          On November 15, 1996, China Southern, the largest domestic airline in the People's Republic of China, became Phoenix's new joint venture partner in Hainan-Phoenix. In a trilateral agreement between Phoenix, China Southern, and the Company's former joint venture partner, Hainan Airlines, China Southern acquired the entire equity interest held by Hainan Airlines, representing 30% of the Joint Venture, for US$2,580,000. Further, China Southern agreed to invest an additional US$4,780,000 in capital contributions of cash and real estate in exchange for an additional 15% interest in the Joint Venture, which will raise China Southern's total stake to 45% upon the completion of the additional contribution. Hainan Airlines continues as a customer of the Joint Venture on a limited basis.

          On December 23, 1996, Phoenix acquired for $7,500,000 a 25% interest in American Aviation Ltd., through the exercise of an option. American Aviation is a company owned by affiliates of George Soros, Purnendu Chatterjee, and Quantum Industrial Holdings Ltd. American Aviation's sole asset is a 25% interest in Hainan Airlines, which it purchased for $25,000,000 in December 1995.

          Phoenix Systems Group, Inc. ("PSG"), a wholly-owned subsidiary of the Company, is responsible for the development, support and maintenance of the Company's application software systems.

          Phoenix Transaction Services, Inc. ("PTS"), a wholly-owned subsidiary of the Company, was established in June 1997. PTS now manages the existing U.S. reservations and call center operation, which was previously controlled by PSL. The goal of PTS is to establish ventures in volume-intensive transaction environments such as passenger reservation services, airline cargo services, and hotel reservation services. These ventures will be created through alliances, partnerships, and acquisitions. PTS would bring industry knowledge and proprietary solutions, built or acquired, to the ventures, while the partners would have the facility, manpower, and management responsibilities. PTS is responsible for securing strategic partners and achieving revenue growth.


RECENT DEVELOPMENTS


          Since March 31, 1996, the Company has made significant progress in many areas. Among other developments, the Company (i) commenced commercial operations in the United States with Laker Airways; (ii) commenced commercial operations in China with Hainan Airlines; (iii) acquired a 25% interest of American Aviation Ltd. (a company formed by two Soros-managed investment entities), which owns 25% of the equity in Hainan Airlines; (iv) closed Convertible Preferred Stock Series A and B financings totaling $9 million with an institutional investment fund (See Note 5 to the Consolidated Financial Statements); (v) commenced discussions (and in some cases, negotiations) with prospective airlines and hotel groups in China; (vi) signed China Southern, the largest domestic airline in China with a 21 percent domestic market share, as Phoenix's new joint venture partner in China; and (vii) sold to S-C Phoenix Partners 833,333 shares of the Company's Series C Convertible Preferred Stock for a $15,000,000 investment in the Company.

          On September 15, 1994, Phoenix acquired all the capital stock of American International Travel Agency Inc. ("American") in exchange for 25,000 shares of Phoenix

Common Stock. On November 20, 1996, the disinterested members of the Board of Directors of Phoenix approved the sale of American International Travel Agency, Inc. to Visitors Services, Inc. (a Company controlled by Robert P. Gordon, Chairman of the Board of Phoenix) for 31,579 shares of Phoenix's common stock valued at $90,000.

          On February 10, 1997, Phoenix appointed Delbert F. Bloss as Chief Executive Officer of the Company. Mr. Bloss will oversee all aspects of daily operations, including marketing, sales, financial and administrative matters. Mr. Bloss has extensive experience in airline information systems and previously served as President of the Airline Systems Division of Unisys Corporation where he was responsible for all product, services and operations support relating to the airline industry.

          On June 23, 1997 the Company announced that China Southern had executed the PHOENIX-AIR Management Systems (PAMS) Services Contract with Hainan Phoenix. Under the terms of the 46-year agreement, China Southern will book all of its airline reservations and procure data processing and other services from Hainan Phoenix. The China Southern Group of airlines is China's largest domestic air company, carrying approximately 28 percent of China's domestic air travelers. The China Southern Group is made up of China Southern, Xiamen, Shantou, Guangxi, and Zhuhai airlines.


THE COMPANY'S RESERVATION SYSTEMS

          The Company philosophy is to create products which allow the Company to secure significant business segments with recurring revenue streams. The Company's products are offered to large joint venture partnerships rather than being offered as unit sales to individual customers. This allows the company to focus its investments on major long-term engagements rather than competing with a myriad of vendors for a product sale.

          Phoenix Systems, Ltd., is the marketing and operations company responsible for the development and delivery of travel industry products through its St. Petersburg, Florida, facility and through its Joint Venture in China. Phoenix has completed two major systems to date, PHOENIX-AIR and PHOENIX-HOTEL, both of which are currently in production at customer sites. PHOENIX-AIR, a full-function airline reservation system, has been installed in customer sites since mid-1995. The Company has booked reservations for Eastwind Airlines in the U.S., Laker Airways in the U.S. and the UK, and Hainan Airlines in China. PHOENIX-HOTEL, a destination marketing system, has been booking hotels since 1993 for Visitors Services International Corp., a company servicing Convention and Visitors Bureaus in the United States.

The PHOENIX-AIR System

          PHOENIX-AIR is the Company's airline reservation system. PHOENIX-AIR is a "multi-host" client/server system which conforms to international airline industry standards and, thereby, enables PHOENIX-AIR subscribers to communicate directly with other major airline reservation systems throughout the world. PHOENIX-AIR's architecture allows subscribers to operate independent local area networks.

          PHOENIX-AIR is based on client/server technology. The "legacy" mainframe airline and CRS systems that are in use today operate through a central processing mainframe computer, typically located in the United States and Europe. Subscribers are required to purchase custom equipment and proprietary software to use these systems.

          PHOENIX-AIR, on the other hand, offers developing countries an in-country alternative to the costly mainframe systems currently used by major airlines. The basic concept of PHOENIX-AIR is to share processing power throughout a network of intelligent PC's, application servers, and supplementary resource servers. Due to dramatic increases in the processing power of desktop PC's and advanced networking technology, client/server systems offer significant advantages in application effectiveness, costs, training and user acceptance when compared to legacy systems.

          PHOENIX-AIR is written in "high-level" languages, as contrasted with the assembler language used for most major airline systems. As a result, PHOENIX-AIR is much less expensive to maintain and easier to modify. The Company is able to hire and train Chinese programmers at a relatively low cost, and to enhance the system to meet the evolving needs of the Chinese domestic airlines. The PHOENIX-AIR system has the capability to present information to users in English and other languages, thereby lowering operator training costs and increasing the potential productivity of reservation agents using PHOENIX-AIR.

          PHOENIX-AIR was designed to be operated using off-the-shelf, standard PC's and computer printers in contrast to dumb terminals and proprietary printers. For those airlines where passengers do not require a ticket (commonly called "ticketless" or electronic ticketing), Phoenix was one of the first service providers to offer this capability. The system can also produce the standard industry ticket documents. PHOENIX-AIR provides a seamless, electronic interface to revenue accounting systems, credit card processing centers which provides reconciliation of credit card data to support both a standard ticket and a ticketless airline.

The PHOENIX-HOTEL System

          PHOENIX-HOTEL is a PC-based hotel reservation system, originally designed by the Company for use by smaller, independent establishments which may not otherwise have access to national or international hotel reservation networks. PHOENIX-HOTEL has the capacity to be used by customers as an internal hotel reservation system and as a network and distribution system. PHOENIX-HOTEL can be configured to operate with from one to several thousand intelligent terminal stations.

          PHOENIX-HOTEL has been designed to be flexible and user-friendly. Like most hotel systems, PHOENIX-HOTEL uses codes and abbreviations unique to the travel and hospitality industry. However, unlike many other systems, PHOENIX-HOTEL clearly portrays these codes in "plain English," allowing operators to forego learning the complex set of codes required by most travel-related programs. As a result, subscribers to PHOENIX-HOTEL encounter relatively lower training costs for personnel new to the industry while maintaining the advantages of an industry-standard system, designed for independent hotels. PHOENIX-HOTEL will interface with PHOENIX-AIR and thus can be linked to the international travel agency selling networks.

Product Summary

          Both of these systems communicate through international airline networks. PHOENIX-AIR operates on Stratus hardware and PHOENIX-HOTEL is a UNIX-based system. Phoenix's systems are client/server-based, provide the Chinese character set to end users, are easily customizable, and utilize the latest communications networking technology. PHOENIX-AIR can be purchased, installed, and maintained at a much lower cost than the reservation systems used by the major airlines. PHOENIX-AIR and PHOENIX-HOTEL are versatile and have been enhanced to meet Chinese requirements. Both systems can be operated by the Joint Venture and physically installed in China. Subscribers may operate PHOENIX-AIR as an internal reservation system for their specific airline and as a communications interface to access a global network of travel, booking and reservation agents through other reservations systems.

          The Company's software is designed to support an open-systems architecture that allows maximum flexibility for future development and connectivity. The PHOENIX software takes advantage of today's current technologies like client/server databases, distributed processing, cooperative processing, modern procedural languages, and interactive design and development tools. This implementation offers Phoenix many competitive advantages that include a low-entry cost, shorter development cycles, lower operating cost, reduced training cost, and the access to a larger pool of skilled programmers. The resulting system provides a high level of user friendliness and ease of use.

Phoenix Reservations Center

          Phoenix offers an alternative solution to the high cost of staffing and operating a reservations call center to those airlines desiring to outsource both their reservation system and call center. This product is especially attractive to start-up airlines who need a turnkey solution to accelerate their entry into the marketplace, as well as to established airlines wishing to reduce costs, increase reservations office flexibility, and offload processing from their mainframes.

          Significant outsourcing opportunities also exist to provide reservations center services to those established international airlines who have their reservations call center operations in the U.S., especially those located in high-cost areas, such as New York, Los Angeles, and San Francisco. These international airlines operate higher cost and lower productivity call centers than the major U.S. airlines. To date, they have had no full-service neutral option available to them with the depth of airline industry knowledge and expertise of Phoenix.

          Additionally, by utilizing Phoenix hotel reservations system in partnership with a major call center facility management company, Phoenix could offer a turnkey reservations services alternative to the hotel industry. Acquisition/outsourcing of a major hotel reservation call center function is also contemplated.

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

          The Company subsequently entered into an agreement with Stratus pursuant to which the Company adapted and converted the LIBRA and TOURINC software to a Stratus platform, renaming it "PHOENIX-AIR." In 1994, Stratus shipped its first Stratus M250 processor to Hainan-Phoenix's office in Hainan Province following the shipment of a Stratus R5 and a Stratus R10 processor to the Company's Florida office.

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

          PHOENIX-AIR was designed to be operated using off-the-shelf standard PCs and computer printers in contrast to dumb terminals and proprietary printers. For those airlines which do not require a ticket (commonly called ticket-less or electronic ticketing), Phoenix was one of the first service providers to offer this capability. The system can also produce the standard industry ticket documents. PHOENIX-AIR provides a seamless, electronic interface to revenue accounting systems, credit card processing centers and provides reconciliation of credit card data to support both a ticket and ticket-less airline.


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

          The Joint Venture Agreement required the parties to make a total investment in Hainan-Phoenix of up to $10,725,000, with registered capital of $8,580,000. Under the terms of the Joint Venture Agreement: (1) Hainan Airlines agreed to provide 30% of the registered capital (in the form of $1,500,000 in cash and property with an aggregate value of $1,080,000, consisting of a five-year lease of 400 square meters of office space, which lease was subsequently modified to a 38-month lease of 600 square meters); (2) PSL agreed to provide 70% of the registered capital (in the form of $1,500,000 in cash and exclusive licensing rights in China of the Company's reservation system, valued at $4,500,000 for purposes of the Joint Venture Agreement); (3) PSL and Hainan Airlines agreed that, in the event additional loans to Hainan-Phoenix were required, the parties would provide loan guarantees in proportion to their respective ownership interests; (4) PSL and Hainan agreed that any and all expenses related to the formation of Hainan-Phoenix would be borne by the parties in proportion to their respective ownership interest and each party would be reimbursed for all approved expenses incurred on behalf of Hainan-Phoenix; and (5) a working team was organized to complete the preparatory work necessary to establish Hainan-Phoenix. The Joint Venture Agreement also provided for the annual distribution of profits, net of any income taxes, to the partners in proportion to their equity interest within three months after the end of each calendar year.

          In addition to the financial terms set forth above, the Joint Venture Agreement imposed the following obligations on the respective parties. PSL agreed to perform the following services for the benefit of Hainan-Phoenix: (1) provide its share of the necessary capital to establish and staff the business with proper executive, technical and administrative personnel; (2) provide its share of the necessary capital to purchase, install and maintain the required hardware, software and licenses required; (3) provide all required user documentation and train the Hainan-Phoenix staff and the training staffs of subscribers in the proper operation and use of the reservations systems; (4) provide technical support for the reservation systems until such time as the Hainan-Phoenix staff gains the necessary skills to maintain the operation of its systems; (5) develop, market and maintain outside China an infrastructure to support the international sale of travel components supplied by Hainan-Phoenix's subscribers for use or consumption within China; and (6) provide additional capital to expand the capacity of its reservation system when and if other customers seek to join the system. Hainan-Phoenix, for its part, agreed to perform the following services for the benefit of PSL: (1) utilize its best efforts to insure that all participating air carriers or ground operators on the system appoint PSL as their exclusive general sales agent for the international market; (2) assure availability of air seat inventory and blocked allotment space on ground services; and (3) pledge that all participants on the system will agree that PSL, as general sales agent, shall determine the international selling price or be offered for its tour products the greatest available discount from the published tariff prices.

          On November 15, 1996, China Southern, the leading domestic airline in the People's Republic of China, became Phoenix's new joint venture partner in Hainan Phoenix Information Systems Ltd. (the "Joint Venture"), a company now operating a travel information and reservation system in China based on Phoenix's proprietary technology. In a trilateral agreement between Phoenix, China Southern, and the Company's former Joint Venture partner, Hainan Airlines, China Southern acquired the entire equity interest held by Hainan Airlines, representing 30% of the Joint Venture, for US$2,580,000. Further, China Southern agreed to invest an additional US$4,780,000 in capital contributions of cash and real estate in exchange for an additional 15% interest in the Joint Venture, which will raise China Southern's total stake to 45% upon the completion of the additional contribution.

          The Company anticipates that Hainan-Phoenix will generate revenues from (1) reservation bookings and processing fees for each airline seat sold and each hotel room night booked; (2) reservation center services fees; (3) fees and commissions on Chinese domestic airline tickets sold to foreign, inbound China passengers; (4) fees from tour and cruise bookings, car rentals and China travel network advertising; and (5) a portion of the airfare from international carriers entering into joint marketing agreements with the Company. The Company has granted Hainan-Phoenix a 50-year license for the exclusive use in China of the PHOENIX-AIR and PHOENIX-HOTEL reservation systems.

          As of March 31, 1997, Hainan-Phoenix had expended approximately $1,800,000 to acquire hardware, system software, networking and processing equipment, including terminals. Hainan-Phoenix utilized these assets to (1) further refine its reservation system to make it possible to sell China's travel products both domestically and internationally; (2) commence system training and installation; (3) organize a marketing force to promote use of the reservations system by other airlines and hotels; (4) market the Company's systems to Chinese ground operators; and (5) provide services to support PSL's efforts to market internationally Hainan-Phoenix's inventory of travel products.

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

China Travel Network Opportunity

          HPIS has developed the China Travel Network ("CTN"), an industry network for China that will serve as a common platform for network communications, office automation and e-mail. The users will be Chinese airline carriers, airport authorities, information systems suppliers such as hotels, travel agents, tour companies and cruise lines. HPIS will sell connectivity to CTN, which includes the PHOENIX-AIR and PHOENIX-HOTEL software. The Joint Venture's travel products will be available on the internet. HPIS's software development team will make on-line reservations available on the world-wide-web using the Netscape software interface. The HPIS web site will allow any user in the world to have access to flight schedules, hotels, destination information, and other travel services in China.

          Through the Ministry of Post and Telecommunications ("MPT"), HPIS has arranged to build its private network on China's national fiber optic backbone communications network. The MPT network supports a variety of advanced communications services, i.e., DDN, X.25, etc. The MPT has confirmed that it has both the capacity and capability to provide and fully support the growing data network requirements for the Joint Venture. The Joint Venture may also use satellite networks for its communications needs.

          The CTN is an integral part of HPIS's plan to develop the China market. Through CTN, HPIS can provide a wide variety of travel information services to airlines, hotels, and travel agents in mainland China. CTN supports an open architecture which allows users to connect through private leased networks, satellite networks, dial-up networks or via the internet.

          The backbone network for CTN will have HUB centers in the 70 largest cities in China. The HUB centers will be the entry point for the CTN end-users, namely, the travel agents and booking agents for the airlines and hotels. Each HUB center will connect to the HPIS operations processing center via a satellite link. The HUB centers will support end-user communications that include leased line, dial-up, and X.25 connections.

          CTN will provide the Chinese airlines, hotels, and travel agents with the distribution system they have been lacking. The only feasible alternative in China is the CAAC-MIS network which is application dependent, unlike the CTN open architected intelligent network. Additionally, it is unreliable and would be expensive to use. With the CTN backbone in place, HPIS will be able to retain the full booking fee on its hosted airlines without paying a fee to a network provider. Also, the CTN network will facilitate the sale of hotel rooms for which the booking fees are high. Generally, the cost of selling hotel rooms is negligible, because the sale of the airline seat feeds the hotel sale.

Other Opportunities for the Data Network

          Underlying the CTN is a sophisticated, private network built on top of the leased lines from MPT. This private network has tremendous bandwidth expansion capabilities. Originally, the vision of HPIS was to utilize this private data work only for the needs and functions of CTN. However, as we are making the investment, it has become clear that the underlying data network is an important asset that can be utilized for other travel and transportation segments or even completely different industries, such as insurance. This strategic asset could be leveraged into other China joint ventures which offer significant revenue growth.

Phoenix has identified the strategic uses of the underlying data network and has initiated the business planning reviews to determine how best to leverage this asset.

TRAVEL AND TOURISM INDUSTRY

General

          Phoenix is positioned in an industry that until now has had limited competition due primarily to the high cost of entry and the amount of specialized expertise needed to compete effectively. Any business requiring significant systems development is plagued by two difficult problems -- front-end-loaded costs and long development lead times. Phoenix has successfully made it through its systems development and beta test phases and established a significant travel industry joint venture in China.

          The travel industry, especially the air travel industry, is undergoing a revolution. Questions are being asked increasingly about channel issues -- the role of travel agencies, status of the global computerized reservation systems ("CRS's"), the internet, corporate booking systems, direct consumer booking, and so on. Ticketless travel is spreading, increased security measures demand new applications, low fare airlines are demanding a thorough look at every element of cost, and the traditional handling of revenue is falling behind today's technology and money management protocols. Developing countries are demanding products and services comparable to those of the more developed nations. These revolutionary developments require that systems change to accommodate new realities. Legacy systems have historically resisted making expensive changes, which creates a significant opportunity for companies like Phoenix. Phoenix has developed technology with the functions, price, and performance required to fill the industry needs and has recruited people with the background and knowledge to put the technology to effective use.

          Phoenix has chosen a differential strategy from other companies that have developed airline reservation systems. While essentially developing discrete products, Phoenix only offers its products through joint ventures that have long-term growth and revenue potential on a transaction-fee basis. The Company seeks maximum leverage from its product investments. This philosophy positions the Company to be involved as a majority share owner of joint ventures in rapid-growth markets, such as the China travel industry activities. The Company focuses its marketing and sales efforts on the formation of large joint ventures rather than simply a product sale.

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

 CRS                    Primary Sponsors
----                    ----------------
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

Airline Reservations

          In 1996, the travel industry is among the world's largest industry sectors. A major factor in propelling this industry to preeminence has been reservation systems and information technology. First introduced in the airline industry approximately 35 years ago, reservation systems have spread to all facets of the travel industry -- reducing costs, making travel information readily available, and greatly facilitating the booking of reservations. These systems have greatly increased the volume of travelers the industry can handle, making it possible for more and more people to participate in this expansion.

          Because travel industry automation has its roots in the early era of corporate automation, it is not surprising that most of the existing systems in use today are of the type known today as "legacy systems" -- large, central-processing mainframes with large dedicated networks of leased lines and tens of thousands of dumb terminals. A major characteristic of these systems is the dependence on specialized and proprietary hardware, software, and communications equipment that is costly, requires special engineering, and has long lead times for procurement. The user interfaces are cryptic and lead times for modification and enhancement are extraordinarily long. The costs associated with these systems make them acceptable only to the highest volume locations of the travel industry, especially North America and Western Europe, and, even then, the associated telecommunications architecture inherent in these systems make them cumbersome and expensive to operate.

          Since 1992, the Company has been developing solutions that make it possible for travel providers of all sizes -- from a single 50-room hotel or a start-up airline with one airplane to large hotel chains or major air carriers -- to participate in this automation revolution. It also allows companies in places like China, Russia, India, or Eastern Europe to have access to the reservation system functionality found anywhere else in the world. And because Phoenix bases its technology on modern platforms using up-to-date industry-standard hardware, systems software, and telecommunications architecture, its systems are less susceptible to obsolescence and do not require large numbers of telecommunications or systems software professionals.

Travel and Tourism in China

BACKGROUND

          The travel and tourism industry in China has grown over 20% annually over the past six years. The Chinese government and private enterprises have committed to the further development of the infrastructure of China. China has made major commitments to build new airports, update older airports, purchase a substantial number of new aircraft and build deluxe and luxury hotels throughout the country. It is estimated that due to the rising demand in China, the number of aircraft in China will increase from approximately 450 currently, to 1200 by the turn of the century. As China increases its hotel and airline capacity, the need for sophisticated and affordable information systems solutions expands.

CHINA'S TOURISM INFRASTRUCTURE PROBLEM

          China's hotels and ground transportation are developing to a point of maturity comparable to many countries in the western world. Several of the country's airlines have established themselves in the international marketplace. Unfortunately, the development of a broader market for business and leisure travel to China has been hindered by a reservation system that is dependent on inefficient communications technology: telephone, telex, facsimile and mail. It is not uncommon for travel agents in foreign markets to wait days for confirmations and reconfirmations. The current system is costly and cumbersome for Chinese travel providers and for travel agents in foreign markets.

          For an airline's products to be sold effectively, they must be available through an industry-compatible travel information network and be on an automated reservation system. They must be accessible in exactly the same way as every other carrier's products. To date, this has not been the case for China's domestic airlines and hotels.

          Hence, the lack of a modern comprehensive travel information network, computerized reservation systems, and modern call center technology has severely hindered Chinese efforts to develop an effective marketing or sales presence to promote their tourism business in major origin markets.

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


          With the implementation of the Company's reservation system throughout China, scheduled to occur by mid 1998, both Chinese and foreign travel agents are expected to have on-line access to Chinese domestic airlines and to many of the country's domestic hotels. The Company's reservation system allows subscribing travel agents worldwide to reserve and confirm airline seats and hotel rooms in China, a service that has been unavailable to date. The Company's reservation system is also expected to allow travel agents who previously earned no compensation for selling domestic Chinese airline tickets to earn a commission for the services that they provide to their customers. Hainan-Phoenix also anticipates earning fees from bookings made through its reservation system for airline seats, hotel rooms, tours and other Chinese travel products that may be offered through the Company's reservation system.



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

Chinese Domestic Airlines

          Prior to 1988, there was only one Chinese airline, operated by the Civil Aviation Administration of China ("CAAC"). In 1988, CAAC broke up its one airline into six: Air China (the country's international flagship carrier) and five regionals (China Southern, China Eastern, China Northern, China Northwest, and China Southwest). Furthermore, CAAC decided to allow the formation of independent and provincial airlines, of which there are now more than 30.

          Subsequently, CAAC has allowed the five regionals to fly international routes. China Southern, for example, flies to Japan, Malaysia, Singapore, Cambodia, Thailand, Vietnam, and will start service to the U.S. via Los Angeles in 1997.

          Domestic passenger traffic within China is the fastest growing segment of the world's commercial air transportation market with a growth rate between 1990 and 1996 of approximately 30% per year, compared with less than 3% for the rest of the world. There were 13.5 million domestic air passengers in 1990, 40 million in 1994, approximately 50 million in 1995 and over 58 million in 1996. China's domestic traffic is projected to grow by an average annual rate of 15% to 20% for the next decade.



                         EST. 1996 PASSENGER
AIRLINE                     VOLUME (000's)
-------                     ------
China Southern*               12,180
Hainan*                        1,236
China Eastern                  6,938
Air China                      6,675
China Southwest                5,652
China Northern                 4,871
China Northwest                3,070
Yunnan                         2,528
Xiamen**                       2,499
Shanghai                       1,727
Xinjiang                       1,384
Sichuan                        1,044
Xinhua                           884
Shenzhen                         785
Wuhan                            736
Zongyuan                         518
Fujian                           500
China United                     430
All Others                     4,743
                              ------
                              58,400
                              ======


*  Under contract
** Part of the China Southern Group

          In the 1990's, China has been the largest region of airport expansion in the world with more than 25 airport development/expansion projects in the works and airport capacity expected to triple by the year 2000.

THE OPPORTUNITY FOR THE COMPANY

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

          PSL seeks to position itself in worldwide travel markets as a principal distributor of travel products and information about China. The Company proposes 9to assemble a flexible array of travel components, and to capitalize on the Company's reservation systems by warehousing these products and distributing them in foreign markets. More specifically, the Company plans to follow the following four-point plan:


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


U.S. BASED RESERVATION AND CALL CENTER SERVICES

Airline Market

          The Company has made progress in turning its software beta site into a profitable operation. The Company believes there are excellent business opportunities in providing reservation and call center services to a variety of airlines and transportation companies. The type of clients sought are:

          - Small to medium airlines that need a full-service bundled reservation system and call center operation.

          - International airlines that would like a specialist company to handle the U.S. call center requirements.

          - U.S. airlines that would like a specialist company to handle specific call center activities, such as cargo bookings.

          The Company started a St. Petersburg-based full-service airline reservation and call center operation in mid-1995. The original purpose was to have a beta site to help improve the software and to test the system in real life. Eastwind Airlines, a ticketless start-up, was the first customer. In April 1996, the Company signed Laker Airways as the Company's first international customer.

          Recently, the Company's new management team determined that subsidizing this service bureau was no longer necessary and tightened the terms and pricing that were part of the beta site philosophy. This pricing action resulted in Eastwind moving to another supplier, but has moved the Phoenix operation into profitability. A much larger new-entrant airline with plans for a 15-aircraft fleet and service to begin in the second half of 1997 has selected Phoenix to provide full-service reservations and call center services. The contract is pending final signatures and start date.

          Based on the experience to date, the Company believes that there is a significant opportunity in serving small to medium domestic and international airlines with a more complete and integrated set of call center offerings. While the Company has the airline and transportation industry experience, it will need a larger call center partner to provide the scalability and management specialization to compete for larger accounts. The Company is currently in discussion with a call center company to determine how to best structure a joint venture between them to address the opportunities. The current U.S.-based company operation would become part of a larger market initiative. Phoenix will bring industry knowledge and proprietary solutions, built or acquired, while the partner will have the facility, manpower, and management responsibilities. The current market for call center services to international and small to medium domestic airlines is estimated at $200+ million annually. Additionally, the Company plans to use its China relationships to position itself as the facilitator/partner for all Chinese travel companies that want/need automation in the U.S.

Airline Cargo Market

          The airline industry as a whole has viewed cargo as an ancillary function and has not provided the same level of technology and service to cargo as they have to the passenger business.

          The industry is split between airlines that are hosted (100+ carriers) and those that operate mainframe-based systems (25+). All of these systems are outdated; but even more importantly for Phoenix, the majority of all of these airlines do not operate a consolidated call center handling function for cargo calls. Most airlines handle cargo calls at decentralized locations, such as major cargo facilities, and thus provide a lower level of customer service, lower agent productivity with higher costs, and the risk potential for significant lost revenue.

          Phoenix intends to provide a high-quality neutral call center transaction service to the airline industry in partnership with both a major call center facility management company and a state-of-the-art cargo software provider.

          One major U.S. airline, for example, has a cargo-dedicated call center operation. An industry neutral, Phoenix can provide such service to the majority of airlines that have not benefited from consolidation, and thus generate both savings to the airlines and revenues and profits to Phoenix.

          Key targets are:

     - Top 20 U.S. airlines that have decentralized cargo call handling operations

     -    SITA-hosted airlines (29)

     - U.S.-based international airlines - target market is the top 20 of over 100 airlines that have U.S. cargo operations

     -    Tier two and three U.S. airlines

          All of the above categories of airlines together are estimated to spend over $200 million per year in cargo call handling activities.

Hotel Reservation Service

          Phoenix intends, through alliances, partnerships and acquisitions, to provide the hotel industry with a state-of-the-art hotel reservation transaction-based service that will provide call center, global distribution system ("GDS"), internet booking, and reservation system technology for hotel companies. The initial target market is the U.S. However, the European hotel market will also be addressed. Phoenix will offer a full-service, one-stop, neutral and fully-integrated reservations service.

          Two markets currently exist in the U.S. for this service: a full-service market with call center, GDS interface and reservations systems and a mid-level market center for GDS and reservations system. Phoenix will market to both. The market categories combined are in the range of $150 million per year of targeted revenue.

COMPETITION

General

          Phoenix faces competition from the following types of companies:

   - Product companies that own a reservation system. These companies have not taken the long-term position by investing in China, for example, nor have they focused on offering reservation services. These product companies range from Dakota System, Unisys, Reservision, and Open Skies. Phoenix does not attempt to make a "product sale" and these companies do not attempt to make joint ventures for reservation services.

   - Computerized reservation systems ("CRS's"), such as Sabre, Galileo, and Amadeus, are potential competitors to the type of business travel industry joint venture the Company has in China. The CRS's have immense fixed-in-place mainframe systems and would be formidable competition if the target environments were open to competition from afar. However, in developing areas of the world, these CRS's are generally prohibited from openly doing business. China, for example, has an Administrative Rule #50 that prohibits foreign CRS's from operating in China. This rule allows the Company to develop its Joint Venture without the threat of its most serious competitors.

   - Competition in the U.S. markets for airline call center transaction service is limited in the markets that Phoenix is entering, i.e., new entrant airlines, small/medium established airlines and U.S.-based international airlines. This also applies to the airline cargo call center service market.

   - The hotel full-service call center market does have a higher level of established competition. Partnerships and alliances with established call center facility management and hotel software companies are essential to success.

Competition in China

          The Company faces competition from the China Civil Aviation Authority MIS Department ("CAAC-MIS"). CAAC-MIS operates a Unisys-based airline reservation system and a similar separate system configured to operate as a CRS. These systems support all airlines in China. The carriers on these systems are generally dissatisfied with poor service levels, poor get communication networks, inability to customize the system for their needs, lack of management reports, and other reasons. The Company believes that, given a choice, all airlines in China would switch to a better supplier.


          China Southern, in joining the Joint Venture and becoming the first major airline to contract for reservation services, has clearly set the tone for the future. CAAC-MIS has lost the governmental monopoly it has enjoyed. Hainan-Phoenix is the only organization to be in the process of mounting a better system and network for the airline and travel industry.



          Hainan-Phoenix does have a significant issue and risk regarding CAAC-MIS. This risk is that the Hainan-Phoenix system must communicate with the CAAC system to share airline and travel agent bookings. CAAC-MIS is dragging their feet in authorizing the connection (an industry standard interface) to Hainan-Phoenix. However, China Southern Airlines assures Hainan-Phoenix that it can remove any political obstacles in this regard.

TRADEMARKS AND COPYRIGHTS


          Phoenix applied for federal registration of the trademark "PHOENIX," "PHOENIX-AIR" for Phoenix's airline reservation system and "PHOENIX-HOTEL" for Phoenix's hotel reservation system, which applications were approved by the United States Patent and Trademark office.

          Phoenix has also received copyright protection for the software programs of "PHOENIX-AIR" and "PHOENIX-HOTEL". However, copyright protection granted by the United States Copyright Office affords only limited practical protection against duplication of the media embodying the programs.

EMPLOYEES

          At May 31, 1997, the Company had 70 employees including executive officers to the Company. The Company believes that its future success will depend, in part, on its ability to attract and retain qualified personnel. None of the Company's employees is currently represented by a labor union. The Company considers its relations with its employees to be good.



ITEM 2. PROPERTIES


          On July 29, 1993, the Company entered into a six-year lease for approximately 10,000 square feet of office space in St. Petersburg, Florida. On July 13, 1995, PSL entered into a seven-year lease for approximately 9,000 square feet of office space in the same building.


          Pursuant to the Joint Venture Agreement as modified, Hainan Airlines has provided Hainan-Phoenix with 600 square meters in its office building in Haikou, Hainan for a period of 38 months. In addition, Hainan-Phoenix has leased 30 square meters in Beijing in the China Air Service Building at a cost of $1,000 per month to support the Joint Venture's marketing efforts. Rent expense for such space in fiscal 1997 and 1996 was approximately $988,000 and $730,000, respectively. See Note 7 of the Consolidated Financial Statements.

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

          All of the defendants moved to dismiss the complaint and the motion has been sub judice since September, 1995. On August 7, 1996, the District Court granted Phoenix's motion to dismiss substantial portions of Plaintiff's claims. The court rejected Plaintiff's claims of fraudulent inducement to enter into the Settlement Agreement, which effectively precludes Plaintiff from trying to enforce a finders fee agreement or any of the options, payments, or other rights which he released as part of the Settlement Agreement. Plaintiff was given leave to amend his Complaint, but the court's order required him to do so in a manner consistent with the court's order, which precludes Plaintiff's claims related to alleged oral promises made prior to the signing of the Settlement Agreement. On August 22, 1996, Plaintiff filed a Second Amended Complaint, which in its first eight counts essentially reiterated the claims which the District Court dismissed on August 7, 1996. Plaintiff also has sued Phoenix for allegedly participating in repossessing 1.2 million shares of Phoenix stock from Plaintiff and failing to perform oral promises which Plaintiff contends were part of the Settlement Agreement. The Defendants have moved to dismiss or strike the Second Amended Complaint, in part because the allegations contradict the rulings contained in the District Court's August 7, 1996 order. The case was referred to mediation for settlement discussions. However, mediation has been postponed because Plaintiff's counsel moved for and was granted leave to withdraw from the case as reflected by the court's September 2, 1996 order. On January 16, 1997, new counsel entered an appearance on behalf of Plaintiff.

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

ITEM 5.   MARKET INFORMATION

          On May 9, 1991, the Company's Common Stock became quoted in the Over-The-Counter market in the "Pink Sheets" and on the Electronic Bulletin Board.

          On April 13, 1995, Phoenix submitted an application to have its Common Stock listed on the NASDAQ Stock Market (the "NASDAQ"). On January 25, 1996, the NASDAQ Stock Market had determined that the Company does not meet its listing requirements.

          The current bulletin board symbol is "PHXS." Set forth below are prices of the Company's Common Stock for the periods indicated as quoted by the National Quotation Bureau, Inc.:


                                        Bid
                                        ---
                                    High         Low
                                    ----         ---
Fiscal 1996
-----------
April 1 - June 30, 1995          $ 3 3/4      $ 2
July 1 - September 30, 1995        5 1/2        1 1/8
October 1 - December 31, 1995      5 1/8        1
January 1 - March 31, 1996         4            1


Fiscal 1997
-----------
April 1 - June 30, 1996            3 11/16      2 1/16
July 1 - September 30, 1996        2 1/8        1 9/16
October 1 - December 31, 1996      3 5/8        1 1/2
January 1 - March 31, 1997         2 3/8        1 3/16


          On May 31, 1997, the closing high bid and low asked prices for the Company's Common Stock as reflected on the electronic bulletin board were $1 11/32 and $1 3/8, respectively. The above quotations reflect interdealer prices without retail markups, markdowns or commissions and do not represent actual transactions.


          The number of record holders of the Company's Common Stock as of May 31, 1997 was 1,051. No cash dividends have been paid by the Company on its Common Stock and no cash dividend payment is anticipated in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

          The following is selected financial information only, and is qualified by the consolidated financial statements and notes thereto, which are set forth in their entirety elsewhere in this Form 10-K.


====================================================================================================================================
                                                                                                                    Cumulative Since
                                                                                                                      April 1, 1989
                                                                                                                     (Inception) to
                                                                   Year Ended March 31,                              March 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                             1997           1996            1995         1994            1993
------------------------------------------------------------------------------------------------------------------------------------

Income Statement Data:
Revenues                                $  1,135,368   $    770,535   $    289,645   $     18,000    $        -0-  $   2,222,548
------------------------------------------------------------------------------------------------------------------------------------
Start-Up and Organizational Expenses,
to exclude Preferred Stock Dividends     (13,225,740)   (11,404,534)    (5,507,242)    (2,585,940)     (1,641,252)   (35,592,084)
------------------------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income                 294,485         25,704         21,708              8             400        344,511
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                 (11,031,821)    (9,704,318)    (4,841,824)    (2,567,932)     (1,640,852)   (31,011,917)
------------------------------------------------------------------------------------------------------------------------------------
Preferred Stock Dividends                 (1,362,051)           -0-            -0-            -0-             -0-     (1,362,051)
------------------------------------------------------------------------------------------------------------------------------------
Net Loss Applicable to Common Stock      (12,393,872)    (9,704,318)    (4,841,824)    (2,567,932)     (1,640,852)   (32,373,968)
------------------------------------------------------------------------------------------------------------------------------------
Loss Per Common Share                           (.26)          (.23)          (.19)          (.12)           (.08) Not Applicable
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of Common
Shares                                    46,784,705     41,727,774     25,836,623     22,161,238      20,867,000  Not Applicable
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends                          $        -0-   $        -0-   $        -0-   $        -0-    $        -0-  $         -0-
------------------------------------------------------------------------------------------------------------------------------------



Balance Sheet Data:
Working Capital (Deficit)               $  6,138,266   $   (919,317)  $    772,086   $   (751,358)   $  (586,126)
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                              17,780,781      5,482,717      4,584,348        300,467        117,816
------------------------------------------------------------------------------------------------------------------------------------
Long Term Debt                                50,268        173,075          9,391             -0-            -0-
------------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficit)      14,698,697        653,367      2,463,970     (2,495,508)      (953,202)
====================================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENT

          Statements other than historical information contained in this report are considered forward looking and involve a number of risks and uncertainties. Factors that could cause such statements not to be accurate include, but are not limited to, increased competition for the company's products, improvements in alternative technologies, a lack of market acceptance for new products introduced by the Company and the failure of the Company to successfully market its products.

          Phoenix Information Systems Corp. ("Phoenix" or the "Company") is a development-stage information systems and services company that has developed airline and hotel travel reservation systems.


          In fiscal 1996, Phoenix commenced limited operations in the United States and China. Efforts are under way to enlist additional airlines, hotels and other travel service providers. While Phoenix has now commenced operations, the Company has only a brief operating history and has yet to generate significant revenues or earnings. Consequently, Phoenix's continued existence depends, primarily, upon its ability to raise capital.


          In China, Phoenix has installed and begun to operate its advanced computerized travel reservation system for domestic airlines. Phoenix provides state-of-the-art, travel-related information services to China through its 70% owned joint venture with China Southern Airlines Company, Ltd.


RESULTS OF OPERATIONS

          During the fiscal years ended March 31, 1997, 1996 and 1995, Phoenix sustained net losses of $11,031,821, $9,704,318, and $4,841,824, respectively. These losses may continue for a presently undetermined time.

          While Phoenix has concentrated its sales efforts in China, the Company has also focused on small domestic carriers that could utilize the Company's reservation system. On May 5, 1995, Phoenix entered into an Agreement with Eastwind Airlines, Inc. ("Eastwind") to provide Eastwind (a new ticketless carrier with service between Greensboro, Boston and Trenton) with a complete reservation system to manage all sales, airport and operations functions. In addition, Phoenix implemented a reservation center that processed all Eastwind reservations as of July 16, 1995. Furthermore, in May 1996, the Company commenced commercial operations with Laker Airways. Eastwind terminated its relationship with the Company on May 17, 1997. The Company is actively pursuing other small to medium carriers to expand the customer base for its reservation center.

          During the fiscal years ended March 31, 1997, 1996 and 1995, Phoenix had start-up and organizational expenses of $13,225,740, $11,404,534, and $5,507,242, respectively. The expanding start-up and organizational expenses over the three year period reflects principally the addition of product development and technical support employees, consulting and legal services and greater financing costs as the Company accelerates efforts in support of the Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Deficit; Financial Instability


          As of March 31, 1997, Phoenix had stockholders' equity of $14,698,697, an accumulated deficit of $32,373,968 and working capital of $6,138,266. Phoenix has not generated any significant revenues, earnings or history of operations from inception through March 31, 1997. During fiscal 1996, Robert P. Gordon, Chairman of the Board lent the Company $1,182,500 as working capital of which $232,500 was then utilized to exercise 172,222 stock options; $850,000 was converted into a 5% note, payable on demand; and $100,000 as a non-interest bearing loan. In April 1996, the demand note and the non-interest bearing loan were repaid.

          Phoenix continues its efforts to raise funds in order to assure that the Company will have sufficient capital to meet its obligations and to implement its proposed operations and plans through late 1998, at which time operating cash flow is projected to turn positive. However, no assurances can be given that such efforts will be successful.

          Although management believes material progress has been achieved toward acquiring the necessary funding to meet the Company's existing obligations as well as contemplated capital requirements, as of the date of this filing substantial additional financial capital is required and, consequently, there is substantial doubt concerning the Company's ability to continue as a going concern. The report of the Company's independent certified public accountants as of and for the year ended March 31, 1997 includes an explanatory paragraph regarding the uncertainty that the Company may not be able to continue as a going concern.

Certain Financing Transactions

          The following is a summary of certain material financing transactions entered into by the Company during the past three years to meet its liquidity requirements:

          In February 1994, the Company sold privately to Robert Conrads, an accredited investor who has since become a member of the Company's Board of Directors, a Unit consisting of 350,000 restricted shares of common stock and 200,000 common stock purchase warrants which expire on March 1, 1999 for a purchase price of $250,000. The warrant included in such Unit entitles the holder to purchase 200,000 shares of common stock at an exercise price of $2.00 per share from March 1, 1994 through the expiration date.

          In May 1994, the Company sold privately to an accredited investor two Units consisting of 66,667 restricted shares of common stock and an equal number of common stock purchase warrants (the "Warrant") which expire on May 10, 1999 (the "Expiration Date") for a purchase price of $50,000 per Unit. For each Unit, the warrant entitles the holder to purchase 66,667 shares of common stock at an exercise price of $2.00 per share from May 10, 1994 through the Expiration Date. In conjunction with this investment, 13,333 common stock purchase warrants were issued as a finder's fee to a third party with the same exercise price and expiration date.

          In April and October, 1996, common stock purchase warrants were issued to a third party as a finder's fee in conjunction with the issuance of Series A and Series B convertible preferred shares, respectively. The Series A shares included the issuance of 75,000 common stock purchase warrants at an exercise price of $4.00 per share, which expire on April 5, 1998. The Series B shares included the issuance of 60,000 common stock purchase warrants at an exercise price of $3.00 per share, which expire on September 30, 1998.

          In September, 1996, 150,000 common stock purchase warrants were issued to the holders of the Series A and Series B convertible preferred shares at an exercise price of $3.00 per share, which expire on September 30, 1998.

          On January 31, 1997 the holders of the Series A and Series B convertible preferred shares were issued warrants to purchase 513,940 shares of common stock as an incentive to slow the conversion of their preferred stock to common stock. The exercise price is $2.57 per share, and the warrants expire on January 31, 2000.

          On February 20, 1997 two firms were each issued warrants to purchase 125,000 shares of common stock for financial advisory services performed. The exercise price is $2.08 per common share, and the warrants expire on February 20, 2000.

Transactions with S-C Phoenix Partners ("S-C")

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


                              600,000  @    $4.00
                              345,000  @     3.00
                              140,000  @     3.28
                              700,000  @     3.00


          These warrants are fully exercisable at any time, but otherwise contain substantially the same terms as the 2,500,000 warrants specified above.


          On December 23, 1996, Phoenix acquired for $7,500,000 a 25% interest in American Aviation Limited, through the exercise of an option. American Aviation is a company owned by affiliates of Quantum Industrial Holdings Ltd., George Soros and Purnendu Chatterjee. American Aviation's primary asset is a 25% interest in China Hainan Airlines, which it purchased for $25,000,000 in December 1995. The Phoenix investment in American Aviation Limited may not be sold or transferred without the unanimous consent of the other investors. The amount and timing of any distributions of the profits of American Aviation Limited is such that the other investors will receive preferential distributions in relation to their 75% ownership position.


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

          From the date of issue until January 1, 2003, the Series C Shares will accrue cumulative quarterly dividends of 0.0247935 additional Series C Shares for each Series C Share outstanding and each dividend previously accrued on such Share. The Series C Shares will also participate, on an as converted basis, with the common stock, par value $.01 per share, of Phoenix ("Common Stock") in dividends declared and paid on the Common Stock.

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


     As of March 31, 1997, assuming exercise of all outstanding stock options, warrants, and preferred stock, S-C's investment will represent approximately 55% of Phoenix's outstanding equity. While management continues to hold, and has a right to acquire, approximately 25% of Phoenix's outstanding equity, the transactions described above may be deemed to constitute a "change of control" of Phoenix. Neither Phoenix nor S-C, however, consider the foregoing as a "change of control."

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

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A Development Stage Company)

                                  -----------


                      CONSOLIDATED  FINANCIAL  STATEMENTS

                  As of March 31, 1997 and March 31, 1996 and
               for the years ended March 31, 1997, 1996, and 1995
          and cumulative for the period from inception of development stage activities (April 1, 1989) through March 31, 1997

                                C O N T E N T S


                                                                     Page
                                                                     ----

Reports of Independent Certified  Public Accountants
       BDO Seidman, LLP                                           F-2
       Coopers & Lybrand L.L.P.                                   F-3

Financial Statements:

       Consolidated Balance Sheets                                F-4

       Consolidated Statements of Operations                      F-5

       Consolidated Statements of Changes in
       Stockholders' Equity (Deficit)                             F-6 - F-11

       Consolidated Statements of Cash Flows                      F-12 - F-13

       Notes to Consolidated Financial Statements                 F-14 - F-27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Stockholders of
Phoenix Information Systems Corporation

We have audited the accompanying consolidated balance sheet of Phoenix Information Systems Corporation and Subsidiaries, as of March 31, 1997, the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and for the cumulative period from April 1, 1996, through March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated statements of operations, changes in stockholders' equity and cash flows for the period from inception of development stage activities, April 1, 1989, through March 31, 1996. Those statements were audited by other auditors whose report dated May 30, 1996, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion insofar as it relates to those statements is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Information Systems Corporation. and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995, and cumulative for the period from inception of development activities April 1, 1989, through March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company is a development stage company with significant losses and cash flow deficits to date and at March 31, 1997 has not generated any significant revenue, earnings or history of operations from inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Orlando, Florida              /s/ BDO Seidman, LLP
May 28, 1997                  --------------------------
                              BDO Seidman, LLP

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUTANTS
              -------------------------------------------------



To the Stockholder of
Phoenix Information Systems Corp.

We have audited the accompanying consolidated balance sheet of Phoenix Information Systems Corp. and subsidiaries (the Company), a Delaware corporation in the development stage, as of March 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended March 31, 1996 and 1995 and cumulative for the period from April 1, 1991 through March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated statements of operations, changes in stockholder's equity (deficit) and cash flows for the period from inception of development stage activities, April 1, 1989 through March 31, 1991. Those statements were audited by other auditors whose report dated May 3, 1991, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion insofar as it relates to those statements is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation We believe that our audits provide a reasonable basis for our opinion..

In our opinion, based on our audit and reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Information Systems Corp. and subsidiaries as of March 31,1996 and the results of their operations and their cash flows for the years ended March 31, 1996 and 1995 and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1996, in conformity with generally accepted accounting principles.

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

Tampa, Florida
May 30, 1996                                 Coopers & Lybrand L.L.P.

             PHOENIX INFORMATION SYSTEMS CORPORATON AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED BALANCE SHEETS, MARCH 31






ASSETS                                                                 1997               1996
                                                                       ----               ----
Current assets:
   Cash and cash equivalents                                      $  7,012,277       $  2,078,510
   Securities                                                           22,000                 --
   Trade receivables                                                   437,707             78,622
   Receivable from related parties                                          --             65,469
   Interest receivable                                                  26,112                 --
   Prepaids                                                            699,390            135,474
                                                                  ------------       ------------

             Total current assets                                    8,197,486          2,358,075

Property and equipment, net                                          1,672,522          1,882,549
Investment in American Aviation Ltd.                                 7,500,000                 --
Deposits and other                                                     154,113            110,360
Due from joint venture partner                                              --            737,662
Goodwill, net                                                          256,660            394,071
                                                                  ------------       ------------
             Total assets                                         $ 17,780,781       $  5,482,717
                                                                  ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Notes payable                                                  $    113,766       $    300,773
   Accounts payable                                                  1,640,406          2,688,530
   Accrued payroll and payroll taxes                                   305,048            272,582
   Accrued interest                                                         --             15,507
                                                                  ------------       ------------
           Total current liabilities                                 2,059,220          3,277,392

Payable to related parties                                                  --          1,046,633
Dividends payable                                                       75,704                 --
Minority interest                                                      896,892                 --
Notes payable, less current portion                                     50,268            173,075
Accrued compensation expense                                                --            332,250
                                                                  ------------       ------------

           Total liabilities                                         3,082,084          4,829,350
                                                                  ------------       ------------


Commitments and contingencies

Stockholder's equity:
   Series  A convertible preferred stock,
           $.01 par value, 1,250,000 shares
           authorized, 209,750 and none
           issued and outstanding at March 31,
           1997 and 1996, respectively                                   2,098                 --
   Series B convertible preferred stock,
           $.01 par value 1,250,000 shares
           authorized, 1,194,500 and none
           issued and outstanding at March 31,
           1997 and 1996, respectively                                  11,945                 --
   Series C convertible preferred stock,
           $.01 par value, 1,500,00
           shares authorized, 853,994 and none
           issued and outstanding at March 31,
           1997 and 1996 respectively                                    8,540                 --
   Common stock, $.01 par value, 125,000,000
            shares authorized, 49,105,212 and
           45,722,618 shares issued and outstanding
           at March 31, 1997 and 1996, respectively                    491,052            457,226
   Additional paid-in capital                                       46,649,030         20,176,237
   Losses that have accumulated during the development stage       (32,373,968)       (19,980,096)
                                                                  ------------       ------------
                                                                    14,788,697            653,367
     Treasury Stock, at cost, 31,579 common shares                     (90,000)                 -
                                                                  ------------       ------------

           Total stockholders' equity                               14,698,697            653,367

                                                                  ------------       ------------

                    Total liabilities and stockholders' equity    $ 17,780,781       $  5,482,717
                                                                  ============       ============

          See accompanying notes to consolidated financial statements.

            PHOENIX INFORMATION SYSTEMS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended March 31, 1997, 1996, and 1995
          and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1997

                                  -----------




                                                                                                            Cumulative
                                                                                                              Since
                                                      1997              1996                1995          April 1, 1989
                                                 ------------       ------------       ------------       -------------
Travel commissions, net                          $    289,823       $    387,432       $    136,624       $    813,879

Management fee income                                      --                 --            138,021            138,021

Airline/Cargo booking revenues                         93,821                 --                 --             93,821

Reservation center revenues                           722,374            359,103                 --          1,081,477

License fee income                                     29,350             24,000             24,000             95,350
                                                 ------------       ------------       ------------       ------------

Revenues                                            1,135,368            770,535            298,645          2,222,548

Start-up and organizational expenses              (13,225,740)       (11,404,534)        (5,507,242)       (35,592,084)

Interest and dividend income                          294,485             25,704             21,708            344,511
                                                 ------------       ------------       ------------       ------------

Net loss before minority interest
    in net loss of subsidiary                     (11,795,887)       (10,608,295)        (5,186,889)       (33,025,025)
                                                 ------------       ------------       ------------       ------------

Minority interest in net loss of subsidiary           764,066            903,977            345,065          2,013,108
                                                 ------------       ------------       ------------       ------------

Net loss                                          (11,031,821)        (9,704,318)        (4,841,824)       (31,011,917)
                                                 ------------       ------------       ------------       ------------

Preferred stock dividends                          (1,362,051)                 --                 --        (1,362,051)

Net loss applicable to common
      stock                                      $(12,393,872)      $ (9,704,318)      $ (4,841,824)      $(32,373,968)
                                                 ============       ============       ============       ============
Loss per common share
      outstanding                                $       (.26)      $       (.23)      $       (.19)
                                                 ============       ============       ============

Weighted average number of common
      shares outstanding                           46,784,705         41,727,774         25,836,623
                                                 ============       ============       ============

     See accompanying notes to consolidated financial statements.

            PHOENIX INFORMATION SYSTEMS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      for the period from incorporation, June 25, 1987, to March 31, 1997

                                  -----------






                                                                       Receivable
                                         Common Stock     Additional      from       Losses That Have
                                      ------------------   Paid-In    Issuance of   Accumulated During
                                       Shares    Amount    Capital    Common Stock  Development Stage
                                      ---------  -------  ----------  ------------  ------------------
Issuance of common stock of Dynasty
    World, December 28, 1987             11,000  $   110    $      -     $   (110)        $       -

Issuance of common stock of Dynasty                                -            -
    World, February 24, 1989              9,000       90                      (90)

150 to 1 stock split, March 31, 1989  2,980,000   29,800           -      (29,800)                -

Issuance of common stock of Dynasty
    World in private placement, net
    of issuance costs of $11,755,
    May 12, 1989                        200,000    2,000     386,245            -                 -

Capital contribution from majority
    stockholder of Dynasty World for
    start-up costs, March 31, 1990            -        -      59,895       16,500                 -

Net loss of Dynasty World for the
    period from inception                     -        -           -            -          (509,068)
                                      ---------  -------    --------     --------         ---------

Balance, March 31, 1990               3,200,000  $32,000    $446,140     $(13,500)        $(509,068)
                                      =========  =======    ========     ========         =========




     See accompanying notes to consolidated financial statements.

            PHOENIX INFORMATION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, Continued
      for the period from incorporation, June 25, 1987, to March 31, 1997

                                  -----------




                                                                                                Receivable
                                                    Common Stock                 Additional        from        Losses That Have
                                                    ------------                  Paid-In       Issuance of    Accumulated During
                                                Shares           Amount           Capital      Common Stock    Development Stage
                                                ------           ------           -------      ------------    -----------------

Balance, March 31, 1990                        3,200,000       $   32,000       $  446,140      $  (13,500)      $ (509,068)

Eliminate minority Dynasty World shares
   which were not converted into shares
   of Dynasty Travel                            (454,562)          (4,546)           4,546              --               --
                                              ----------       ----------       ----------      ----------       ----------

Net shares of Dynasty World as of
   March 31, 1990 which were converted
   into shares of Dynasty Travel on
   January 3, 1991                             2,745,438           27,454          450,686              --               --

Adjustment to convert number of Dynasty
   World shares and par value of Dynasty
   shares to shares of Dynasty Travel
   received in reverse acquisition              (217,079)          (2,170)           2,170              --               --
                                              ----------       ----------       ----------      ----------       ----------

Restated balances, March 31, 1990              2,528,359       $   25,284       $  452,856      $  (13,500)      $ (509,068)
                                              ==========       ==========       ==========      ==========       ==========




     See accompanying notes to consolidated financial statements.

            PHOENIX INFORMAITON SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, Continued
      for the period from incorporation, June 25, 1987, to March 31, 1997

                                  -----------





                                                                           Common Stock    Receivable
                                            Common Stock      Additional    Subscribed         from       Losses That Have
                                        --------------------   Paid-In    --------------   Issuance of   Accumulated During
                                          Shares     Amount    Capital    Shares   Amount  Common Stock  Development Stage
                                        ----------  --------  ----------  -------  ------  ------------  ------------------

Restated balances, March 31, 1990        2,528,359   $25,284    $452,856        -  $    -  $   (13,500)      $  (509,068)

Issuance of 16,800,000 shares of
    Dynasty World common stock on
    January 3, 1991, as converted to
    shares of Dynasty Travel received
    in the reverse acquisition          15,471,641   154,716      13,284        -       -             -                -

Balance in capital accounts of Dynasty
    Travel prior to the reverse
    acquisition on March 4, 1991         2,000,000    20,000     (38,900)       -       -             -                -

Net loss                                         -         -           -        -       -             -         (167,007)
                                        ----------  --------  ----------  -------  ------  ------------      -----------

Balance, March 31, 1991                 20,000,000   200,000     427,240        -       -      (13,500)         (676,075)

Sale of stock subscription                       -         -     215,600  440,000   4,400             -                -

Collection of stock subscription                 -         -           -        -       -        13,500                -

Net loss                                         -         -           -        -       -             -         (549,095)
                                        ----------  --------  ----------  -------  ------  ------------      -----------

Balance, March 31, 1992                 20,000,000  $200,000    $642,840  440,000  $4,400  $          -      $(1,225,170)
                                        ==========  ========  ==========  =======  ======  ============      ===========





     See accompanying notes to consolidated financial statements.

            PHOENIX INFORMATION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, Continued
      for the period from incorporation, June 25, 1987, to March 31, 1997

                                  -----------





                                                                        Common Stock      Receivable
                                       Common Stock      Additional      Subscribed          from       Losses That Have
                                   --------------------   Paid-In    ------------------  Issuance of   Accumulated During
                                     Shares     Amount    Capital     Shares    Amount   Common Stock  Development Stage
                                   ----------  --------  ----------  ---------  -------  ------------  ------------------

Balance, March 31, 1992            20,000,000  $200,000    $642,840    440,000   $4,400             -     $(1,225,170)

Issuance of common stock            1,050,159    10,502     298,978   (440,000)  (4,400)      $(1,500)              -

Sale of common stock subscription           -         -     753,665    833,500    8,335             -               -

Net loss                                    -         -           -          -        -             -      (1,640,852)
                                   ----------  --------  ----------  ---------  -------  ------------     -----------

Balance, March 31, 1993            21,050,159   210,502   1,695,483    833,500    8,335        (1,500)     (2,866,022)

Issuance of common stock            1,585,750    15,858     716,638   (833,500)  (8,335)            -               -

Sale of stock subscription                  -         -     295,465    450,000    4,500             -               -

Collection of stock subscription            -         -           -          -        -         1,500               -

Net loss                                    -         -           -          -        -             -      (2,567,932)
                                   ----------  --------  ----------  ---------  -------  ------------     -----------

Balance, March 31, 1994            22,635,909  $226,360  $2,707,586    450,000   $4,500  $          -     $(5,433,954)
                                   ==========  ========  ==========  =========  =======  ============     ===========



     See accompanying notes to consolidated financial statements.

            PHOENIX INFORMATION SYSTEMS CORPORTION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, Continued
      for the period from incorporation, June 25, 1987, to March 31, 1997

                                  -----------





                                                                                                                       Losses That
                                                                                                         Common Stock  Have Accumu-
                                                         Common Stock             Additional              Subscribed   lated During
                                                         ------------              Paid-In               ------------   Development
                                                   Shares            Amount         Capital      Shares     Amount        Stage
                                                   ------           ------         -------      ------     ------     -------------
Balance, March 31, 1994                             22,635,909     $ 226,360    $ 2,707,586      450,000    $4,500     $(5,433,954)

Issuance of common stock subscribed                    450,000         4,500             --     (450,000)   (4,500)             --

Sale of common stock                                   133,334         1,333         98,667           --        --              --

Acquisition of minority interest of subsidiary         533,333         5,334        461,332           --        --              --

Conversion of indebtedness to related
     parties to common stock                         5,050,137        50,501      3,305,320           --        --              --

Compensation paid through issuance of stock            225,000         2,250        172,750           --        --              --

Services paid through issuance of stock                816,014         8,159        495,656           --        --              --

Conversion of notes payable to stock                 9,666,666        96,667      5,103,333           --        --              --

Net loss                                                    --            --             --           --        --      (4,841,824)
                                                   -----------     ---------    -----------     --------    ------    ------------

Balance, March 31, 1995                             39,510,393       395,104     12,344,644           --        --     (10,275,778)

Sale of common stock                                   776,070         7,761        680,184           --        --              --

Conversion of indebtedness to related
     parties to common stock                           172,222         1,722        230,778           --        --              --

Compensation paid through issuance of stock            547,500         5,475        830,296           --        --              --

Services paid through issuance of stock                 83,100           831        196,668           --        --              --

Conversion of notes payable to stock                 4,633,333        46,333      4,753,667           --        --              --

Transaction fee paid through issuance of options            --            --      1,140,000           --        --              --

Net loss                                                    --            --             --           --        --      (9,704,318)
                                                   -----------     ---------    -----------     --------    ------    ------------

Balance, March 31, 1996                             45,722,618     $ 457,226    $20,176,237           --    $   --    $(19,980,096)
                                                   ===========     =========    ===========     ========    ======    ============


          See accompanying notes to consolidated financial statements.

            PHOENIX INFORMATION SYSTEMS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY , Continued
      for the period from incorporation, June 25, 1987, to March 31, 1997

                                  -----------





                                                 Common Stock               Preferred Stock
                                            ---------------------         --------------------
                                            Shares         Amount         Shares        Amount
                                            ------         ------         ------        ------
Balance, March 31, 1996                    45,722,618   $    457,226             --     $    --

Exercise of stock options                     132,371          1,324             --          --

Reclassification of
        liabilities for stock
       options issued as compensation              --             --             --          --
Issuance of convertible preferred stock
       Series A                                    --             --      1,250,000      12,500

Issuance of convertible preferred stock
       Series B                                    --             --      1,250,000      12,500

Issuance of convertible preferred stock
       Series C                                    --             --        833,333       8,333

Series C convertible preferred stock
       issued as a dividend                        --             --         20,661         207

Conversion of Series A convertible
       preferred stock
       to common stock                      2,698,333         26,983     (1,040,250)    (10,402)

Conversion of Series B convertible
       preferred stock to common stock        129,473          1,295        (55,500)       (555)

Common stock options issued as
       compensation                                --             --             --          --

Issuance of common stock as payment
       of services                             97,417            974             --          --

Common stock issued as an adjustment of
       the conversion price
       of the tranche E
       note payable                           325,000          3,250             --          --

Treasury stock issued for the
       sale of American
       International Travel Agency, Inc.           --             --             --          --

Series A & B convertible preferred
       stock dividends                             --             --             --          --

Warrants issued as preferred stock
       non-conversion incentive                    --             --             --          --

Dividend issued for Series A preferred
       stock conversion discount                   --             --             --          --

Net loss                                           --             --             --          --
                                         ------------   ------------   ------------    --------

Balance, March 31, 1997                    49,105,212   $    491,052   $  2,258,244    $ 22,583


                                              Additional            Treasury Stock           Losses That Have
                                               Paid-In       --------------------------    Accumulated During
                                               Capital       Shares           Amount         Development Stage
                                               -------       ------           ------         -----------------
Balance, March 31, 1996                     20,176,237        --           $       --      $(19,980,096)

Exercise of stock options                      146,233        --                   --                --

Reclassification of
        liabilities for stock
       options issued as compensation          332,250        --                   --                --

Issuance of convertible preferred stock
       Series A                              4,737,500        --                   --                --

Issuance of convertible preferred stock
       Series B                              3,867,500        --                   --                --

Issuance of convertible preferred stock
       Series C                             14,682,188        --                   --                --

Series C convertible preferred stock
       issued as a dividend                    371,691        --                   --          (371,898)

Conversion of Series A convertible
       preferred stock
       to common stock                         (16,581)       --                   --                --

Conversion of Series B convertible
       preferred stock to common stock            (740)       --                   --                --

Common stock options issued as
       compensation                            689,012        --                   --                --

Issuance of common stock as payment
       of services                             224,536        --                   --                --

Common stock issued as an adjustment of
       the conversion price
       of the tranche E
       note payable                            190,158        --                   --                --

Treasury  stock issued for the
     sale of American
     International Travel Agency, Inc.              --   (31,579)             (90,000)               --

Series A & B convertible preferred
     stock dividends                                --        --                   --          (332,138)

Warrants issued as preferred stock
     non-conversion incentive                  591,031        --                   --                --

Dividend issued for Series A preferred
     stock conversion discount                 658,015        --                   --          (658,015)

Net loss                                            --        --                   --       (11,031,821)
                                         -------------  --------           ----------      ------------

Balance, March 31, 1997                   $ 46,649,030   (31,579)          $  (90,000)     $(32,373,968)
                                         =============  ========           ==========      ============


          See accompanying notes to consolidated financial statements.

                     PHOENIX INFORMATION SYSTEMS CORPORATED
            CONSOLIDATED STATEMENTS OF CASH FLOWS for the years ended
                         March 31, 1997, 1996, and 1995
        and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1997

                                  -----------




                                                                                                                       Cumulative
                                                                                                                          Since
                                                                   1997              1996               1995         April 1, 1989
                                                                   ----              ----               ----         -------------
Cash flows from operating activities:
   Net loss                                                    $(11,031,821)     $ (9,704,318)     $ (4,841,824)     $(31,011,917)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization expense                        1,149,782         1,143,842           212,730         2,554,389
     Compensation paid through issuance of stock                    225,512           300,000           228,750           805,964
     Transaction fee                                                     --         1,140,000                --         1,140,000
     Services paid through issuance of stock                             --           835,771           503,815         1,698,307
     Common stock options and warrants
      issued as compensation                                        401,010                --                --           401,010
     Common stock issued as an adjustment of the
      Tranch E note conversion price                                193,408                --                --           193,408
     Warrants issued as a preferred stock
      non-conversion incentive                                      591,031                --                --           591,031
     Write-off of amount due from joint venture partner             737,662                --                --           737,662
     Rent paid through in-kind contribution                              --           340,920           170,460           511,380
     Minority interest in net loss of subsidiary                    896,892          (903,977)         (345,065)         (352,150)
     Other                                                               --                --            81,590           157,985
                                                               ------------      ------------      ------------      ------------
                                                                 (6,836,524)       (6,847,762)       (3,989,544)      (22,572,931)
    Changes in assets and liabilities:

    Prepaids, deposits and trade receivables                       (704,866)         (259,908)           15,653          (964,637)
    Accounts payable                                             (1,048,124)        1,485,396           175,464         1,016,998
    Accrued payroll and payroll taxes                                32,466           151,990          (347,381)          248,471
    Accrued interest                                                (15,507)          (54,531)          163,530           200,885
                                                               ------------      ------------      ------------      ------------
       Net cash used in operating activities                     (8,572,555)       (5,524,815)       (3,982,278)      (22,071,214)
                                                               ------------      ------------      ------------      ------------

Cash flows from investing activities:
    Purchase of property and equipment                             (892,344)       (1,129,196)         (992,168)       (3,117,160)
    Purchase of securities                                          (22,000)               --                --           (22,000)
    Investment in American Aviation Ltd.                         (7,500,000)               --                --        (7,500,000)
                                                               ------------      ------------      ------------      ------------

       Net cash used in investing activities                     (8,414,344)       (1,129,196)         (992,168)      (10,639,160)
                                                               ------------      ------------      ------------      ------------




          See accompanying notes to consolidated financial statements.

            PHOENIX INFORMATION SYSTEMS CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) for the years ended March 31, 1997, 1996, and 1995
        and cumulative for the period from inception of development stage activities, April 1, 1989, through March 31, 1997

                                   -----------




                                                                                         Cumulative
                                                                                            Since
                                                      1997         1996        1995     April 1, 1989
                                                   -----------  ----------  ----------  -------------
Cash flows from financing activities:
    Issuance of common stock                       $         -  $  666,445   $ 100,000    $ 1,858,095
    Proceeds from exercise of stock options            147,557           -           -        147,557
    Issuance of preferred stock                     23,320,521           -           -     23,320,521
    Stock subscriptions                                      -           -           -      1,297,000
    Proceeds from notes payable                              -     523,000   5,046,670        538,000
    Payments on notes payable                         (309,814)   (224,770)    (56,406)      (635,990)
    Proceeds from related parties                       65,469   5,911,962   2,036,206     15,595,287
    Payments to related parties                     (1,046,633)          -    (281,314)    (2,153,579)
    Payments on capital lease obligation                     -     ( 8,697)    (10,509)        12,194
    Preferred stock dividends                         (256,434)          -           -       (256,434)
                                                   -----------  ----------  ----------    -----------

        Net cash provided by financing activities   21,920,666   6,867,940   6,834,647     39,722,651
                                                   -----------  ----------  ----------    -----------

Increase in cash and cash equivalents                4,933,767     213,929   1,860,201      7,012,277

Cash and cash equivalents, beginning of period       2,078,510   1,864,581       4,380              -
                                                   -----------  ----------  ----------    -----------

Cash and cash equivalents, end of period            $7,012,277  $2,078,510  $1,864,581    $ 7,012,277
                                                   ===========  ==========  ==========    ===========






          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   -----------

1.   Organization and Operations:

     The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix Information") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27,
     1995), Phoenix Systems Ltd. (wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993) and American International Travel Agency, Inc. (wholly owned since September 15, 1994 and sold in December, 1996). The consolidated group of companies is collectively referred to herein as "Phoenix". All significant inter-company accounts and transactions have been eliminated.

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

     Phoenix Systems Ltd. ("PSL"), a Bermuda corporation and wholly-owned subsidiary of Phoenix, was formed in 1993 to establish foreign reservation systems joint ventures. PSL formed its first joint venture company with China Hainan Airlines ("Hainan Airlines"). Phoenix expects to enter into additional joint venture opportunities in China, other countries, and the United States. PSL has the responsibility, outside of China, to market all Phoenix products. PSL entered into an Agreement on October 20, 1993 with Hainan Airlines, whereby PSL and Hainan Airlines agreed to establish a joint venture to market in China Phoenix's airline reservations system called PHOENIX-AIR and its hotel reservations system called PHOENIX-HOTEL and to establish airline and hotel reservation systems and a tour wholesale system within China. On November 22, 1993, the Joint Venture Contract was signed between Hainan Airlines and PSL. The name of the joint venture is Hainan Phoenix Information Systems, Ltd. ("Hainan-Phoenix"), an equity joint venture using Chinese and foreign investment.

     Hainan Airlines and PSL submitted the joint venture contract in mid-December 1993 for approval with the appropriate Chinese government authorities. The Chinese Ministry of Foreign Economic Relations and Trade approved the joint venture agreement and on March 12, 1994, Phoenix was given official notification that Hainan-Phoenix received its business license from the Chinese State Administration of Industry and Commerce. In addition to operating the reservation system, the business license authorizes Hainan-Phoenix to operate in the following lines of business, among others: the development of other software systems and networks, computer sales, leasing and after-sales service, technical training, and consulting services for computer and network applications.

     On November 15, 1996, in a trilateral agreement between Phoenix, China Southern, and the Company's former Joint Venture partner, Hainan Airlines, China Southern acquired the entire equity interest held by Hainan Airlines for $2,580,000. Furthermore, China Southern agreed to invest an additional $4,780,000 in cash and real estate capital contributions in exchange for an additional 15% interest in the Joint Venture. Upon the completion of the additional contribution, China Southern's stake will increase to 45%.

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

     In May 1995 and April 1996, PSL entered into agreements with existing airlines to provide airline reservation systems and reservation services. Phoenix is still in the development stage and has yet to generate any significant revenues. Accordingly, the consolidated financial statements are presented on the basis of a development stage company since April 1, 1989, which was the inception of development stage operations. Even if Phoenix is ultimately successful in generating significant revenues, it is uncertain as to how much time may pass before they are realized.

     The Company has financed operations since inception by the sale of common and preferred stock and the conversion of indebtedness and notes payable to stock. Management is currently seeking additional capital for the Company in various international equity markets, and is seeking approval for the sale of its $7,500,000 investment in American Aviation Ltd. Management believes that the capital raised through these efforts will be sufficient to carry the Company for the next eighteen months, at which time cash flow profitability is projected. However, it is uncertain that the Company will be successful in its efforts to raise sufficient capital on a timely basis for this to occur.

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

     Goodwill - Goodwill of approximately $466,700 represents the excess of the value of PSG stock acquired by Phoenix upon the conversion of PSG shares and certain Harvest notes into shares of Phoenix (see Note 6) Goodwill is being amortized over 5 years on a straight-line basis. Amortization expense was approximately $101,000, $93,100 and $41,200 for 1997, 1996 and 1995,
     respectively. There was no goodwill prior to 1995.

     Preferred Stock Conversion Discounts - In March 1997, the Securities and Exchange Commission Staff (the "Staff") announced its position on accounting for preferred stock which is convertible into common stock at a discount from the market rate at the date of issuance. In accordance with the Staff's position, the company records preferred stock dividends for differences between the discounted conversion price and the quoted market price of the Company's common stock at the date of issuance or amendment in terms of the related preferred stock.

     Stock-Based Compensation - During the fiscal year ended March 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) which requires that transactions in which goods or services are the consideration received for the issuance of equity instruments be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As allowed by FAS 123, the Company has elected to continue to apply APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based employee compensation arrangements. Stock-based compensation transactions with non-employees entered into after December 15, 1995 are accounted for based on the fair value method prescribed by FAS 123.

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

     Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carryforwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

     Software Development Costs - The Company classifies the cost of planning, designing and establishing the technological feasibility of a computer software product as research and development costs and charges those costs to expense when incurred. The Company has not capitalized any internally-developed software costs.

     Foreign currencies - Foreign currency account balances at year-end are translated into U.S. dollars at the rate of exchange in effect at year-end for balance sheet accounts and at average exchange rates for the statements of operations. Gains and losses resulting from foreign currency transactions are included in net loss as a component of start-up and organizational expenses as such amounts are immaterial.

     Investment Accounting - As of March 31, 1997 Phoenix held a 25% interest in American Aviation Ltd., acquired for $7,500,000 through the exercise of an option. The valuation of the investment at the lower of cost or market is based on public information, and the carrying value is not impaired. Phoenix accounted for the investment by the cost method, because it has no ability to exercise influence on the operations of American Aviation Ltd. As stated in APB Opinion 18, ability to exercise influence may be indicated in several ways, such as representation on the board of directors, participation in policy making processes, material intercompany transactions, interchange of managerial personnel, or technological dependency. None of these guidelines apply to Phoenix's relationship with American Aviation Ltd. As further clarification of Phoenix's use of the cost method, FASB Interpretation 35 (FIN 35) cites the following examples of inability to exercise significant influence, all of which apply to Phoenix's relationship with American Aviation Ltd.: the signing of an agreement under which the investor surrenders significant rights as a shareholder; majority ownership of the investee is concentrated among a small group of shareholders who operate the investee without regard to the views of the investor; and the investor requires more financial information to apply the equity method, but is unable to obtain that information.

     Loss Per Common Share - Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents totaling approximately 31,847,000, 25,482,000 and 20,081,000 for March 31, 1997, 1996, and 1995, respectively, have not been included since the effect would be antidilutive.

     Concentrations of Credit Risk - Financial instruments which potentially subject Phoenix to concentrations of credit risk consist principally of cash and cash equivalents. As of March 31, 1997 and 1996, substantially all of Phoenix's cash balances, including amounts representing outstanding checks, were maintained with Barnett Bank, N.A..

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

     Reclassifications - Certain reclassifications have been made to Phoenix's fiscal year 1995 and 1994 consolidated financial statements to conform with 1997 consolidated financial statement presentation.

3.   Property and Equipment:

     Property and equipment consist of the following:

                                                     1997              1996
                                                  ----------        ----------

          Equipment and Furniture                 $  664,327        $  440,353
          Computers and Software                   3,133,332         2,554,962
                                                  ----------        ----------
                                                   3,797,659         2,995,315
          Less accumulated depreciation
               and amortization                    2,125,137         1,112,766
                                                  ----------        ----------

                                                  $1,672,522        $1,882,549
                                                  ==========        ==========


    Depreciation expense for the years ended March 31, 1997, 1996, 1995 and cumulative for the period from inception through March 31, 1997 was approximately $1,052,000, $893,200, $171,500, and $2,164,700, respectively.

4.   Notes Payable:



     Notes payable consist of the following as of March 31:

                                                            1997        1996
                                                            ----        ----
     Note payable to bank, payable in monthly
       installments of $7,805, including interest
       of 9.75%, collateralized by certain property
       and equipment
                                                          $123,249    $200,574

     Note payable to bank, payable in monthly
       installments of $2,563, including
       interest of 8.75%, collateralized by
       a certificate of deposit maintained at
       the bank                                             40,785      66,680

     Note payable to investment company,
       payable in fiscal 1997,
       with interest at 4%                                       -     200,000

     Capital lease obligation, payable
       in monthly installments of $670                           -       6,594
                                                          --------    --------


                                                           164,034     473,848

     Less current portion                                 (113,766)   (300,773)
                                                          --------    --------
                                                          $ 50,268    $173,075
                                                          ========    ========

     Annual maturities of notes payable for the fiscal years following fiscal 1997 are approximately as follows:

              1998        114,000
              1999        50,000

     In addition, on December 9, 1994, Phoenix entered into a Convertible Note Purchase Agreement with S-C Phoenix Partners (see note 5).

5.   Equity Transactions:

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

     On September 15, 1995, February 9, 1996 and March 15, 1996, Phoenix and S-C entered into amendments (the "Amendments") to the Agreement providing, among other things, for the acceleration of issuance by Phoenix of $1,200,000 and $1,150,000 under the Tranche D Convertible Note and $2,100,000 under the Tranche E Convertible Note. On December 30, 1996 Phoenix issued to S-C 325,000 common shares in accordance with the terms of the March 15, 1996 Amendment, which required a reduced conversion price for the Tranche E Convertible Note.

     Note issuances during fiscal year 1996 aggregating $4,800,000 were converted on the then dates of issue into 4,333,333 shares of Phoenix's common stock at the conversion prices provided in the notes. Furthermore, 300,000 additional common shares were issued on March 12, 1996. As of March 16, 1996, S-C had purchased all $10,000,000 in notes and had converted the notes into Phoenix common stock. The notes bore interest at short-term LIBOR plus 2%.

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


                              600,000  @    $4.00
                              345,000  @     3.00
                              140,000  @     3.28
                              700,000  @     3.00

     These warrants are fully exercisable at any time, but otherwise contain substantially the same terms as the 2,500,000 warrants specified above.

     On December 7, 1995, Phoenix and S-C Phoenix Holdings entered into an agreement granting Phoenix the option to purchase from S-C Phoenix Holdings a 50% interest in American Aviation Limited, a company formed to purchase 25% or more of the equity in Hainan Airlines. Under the agreement, Phoenix could purchase a 50% interest in American Aviation Limited for $15,000,000, exercisable for one year from the date of American's purchase of the Hainan shares. As consideration for the option, Phoenix granted to S-C Phoenix Holdings warrants to purchase shares of Phoenix common stock as follows: 2 million shares exercisable for 120 days at the price of $4.00 per share, which warrant expired unexercised; and 2 million shares as of the date of American's $25,000,000 investment in Hainan, exercisable for a period of three years at a price of $3.28 per share, commencing on December 22, 1997. In addition, Phoenix granted to S-C Phoenix and Quantum an option to sell all or part of American Aviation to Phoenix for up to a maximum of 8,000,000 shares of Phoenix's common stock, subject to certain adjustments and conditions, exercisable from December 22, 1997, through December 22, 2000.

     In April 1996, Phoenix issued $5,000,000 of Series A 6% convertible preferred stock. The preferred stock was convertible into common stock at a 15% discount to market, originally subject to a maximum conversion price of $4.00 per share and a minimum of $2.00 per share. The market value of the Company's common stock at the date of issuance of the Series A 6% convertible preferred stock was below the $2.00 per share minimum conversion price. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock.

     In September 1996, Phoenix issued $4,000,000 of Series B 6% convertible preferred stock. The preferred stock is convertible into common stock at the market value of the Company's common stock at the date of conversion. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. In conjunction with the issuance of the Series B shares, the discount on the Series A convertible preferred stock was amended from 15% to 20% and the maximum conversion price of $4.00 per share and minimum of $2.00 per share were removed. The Company recorded a Series A 6% convertible preferred stock dividend of $658,015 for the difference between the conversion prices of the Series A 6% convertible preferred stock and the fair market value of the Company's common stock at the date of the amendment.

     On December 23, 1996, Phoenix acquired for $7,500,000 a 25% interest in American Aviation Limited, through the exercise of an option. American Aviation is a company owned by affiliates of Quantum Industrial Holdings Ltd., George Soros and Purnendu Chatterjee. American Aviation's sole asset is a 25% interest in Hainan Airlines, which it purchased for $25,000,000 in December 1995.

     Phoenix accounted for the investment by the cost method, because it has no influence on the operations of American Aviation Ltd. despite holding a 25% interest. Phoenix can neither sell or collateralize the investment without the unanimous consent of the owners, who have stated that material financial concessions would be required of Phoenix for such consent.

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

     From the date of issue until January 1, 2003, the Series C Shares will accrue cumulative quarterly dividends of 0.0247935 additional Series C Shares for each Series C Share outstanding and each dividend previously accrued on such Share. The Series C Shares will also participate, on an as converted basis, with the common stock, par value $.01 per share, of Phoenix ("Common Stock") in dividends declared and paid on the Common Stock.

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

6.   Related Party Transactions:

     During fiscal years 1997, 1996 and 1995, Phoenix earned licensing fee income from VSI, a related entity. VSI is owned by the President of Phoenix along with certain shareholders of Phoenix. Phoenix has an agreement with VSI to license on a nonexclusive basis the PHOENIX-HOTEL software for a period of 15 years at a fee of $2,000 per month subject to Phoenix's right to increase the monthly fee after a period of one year in the event Phoenix is able to enter into similar licensing arrangements with non-affiliated third parties at higher fees. The revenue of $2,000 per month for the license is consideration for VSI performing as a beta testing site for the software.

     Phoenix has advanced to and received from related entities, operating funds, on a non-interest bearing basis. For the years ended March 31, 1997 and 1996, the balances were as follows:

                                      1997         1996
                                      ----         ----

       VSI, receivable             $     -       $ 44,043
       VSI, payable                               159,643

     The payable to related parties at March 31, 1996, included $ 77,200 of accrued expenses for travel and services rendered, which are payable to various related parties; and $39,100 in legal fees from a company that is controlled by a past director of Phoenix.

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


     On September 30, 1994, the Securities and Exchange Commission ("S.E.C.") issued an Order Instituting Proceedings Pursuant to Section 8A of the Securities Act of 1933 ("933 Act") and Section 21C of the Securities Exchange Act of 1934 ("1934 Act"), Making Findings' and Imposing a Cease and Desist Order against Harvest and Robert P. Gordon. The findings and remedial sanctions imposed by the Order were in accordance with Offers of Settlement dated July 24, 1994, submitted by Harvest and Mr. Robert P. Gordon, which the S.E.C. accepted. Without admitting or denying liability, Harvest and Mr. Robert P. Gordon consented to the cease and desist order alleging violations of Section 17 (a) of the 1933 Act and Section 10 (b) and Rule 10b-5 of the 1934 Act by reason of alleged misrepresentations in 1990 and 1991 in connection with the offer and sale of Harvest non-interest bearing promissory notes convertible into common stock of the predecessors of Phoenix and PSG, and which common stock was to have been issued and registered within 30 or 60 days from the dates of the various notes. During fiscal 1996, Robert P. Gordon, Chairman of the Board lent the Company $1,182,500 as working capital, of which $232,500 was then utilized to exercise 172,222 stock options; $850,000 was converted into a 5% note, payable on demand; and $100,000 as a non-interest bearing loan. In April 1996, the demand note and the non-interest bearing loan were repaid.

     During fiscal 1996, Hainan Phoenix Information Systems, Ltd. borrowed $19,395 from the wife of its President, which loan included interest at 4%. The loan was repaid in full during fiscal year 1997.

7.   Commitments and Contingencies:

     Litigation - On April 13, 1995, a third party filed a complaint in the United States District Court with claims that essentially relate to alleged agreements, misrepresentations and omissions made prior to the time of, or in connection with, a written settlement agreement entered into on April 15, 1993 (the "Settlement Agreement") between Plaintiff and Robert P. Gordon ("Gordon"), Phoenix and Harvest (the "Defendants"). The Plaintiff alleges that Gordon made oral promises to induce Plaintiff to enter into the Settlement Agreement including a promise to give Plaintiff additional Phoenix stock which Plaintiff claims that he initially received. Plaintiff alleges that he was fraudulently induced to enter into the Settlement Agreement pursuant to which he released his rights to, among other things, options, payments and a finders fee in connection with investment monies subsequently received by Phoenix. The Plaintiff seeks rescission, and compensatory and treble damages in the amount of $60 million.

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

     Marketing Alliance - During September 1992, Phoenix purchased applications software for an airline reservation system. On September 29, 1993, Phoenix formed a marketing alliance with Stratus Computer, Inc. ("Stratus") of Marlboro, Massachusetts whereby Phoenix will act as a Systems Integrator in Stratus' "Pinnacle Partner Program." This agreement will allow both companies to market Phoenix software products and Stratus hardware products worldwide.

     Leases - The Company leases its office space under long-term operating leases expiring at various dates. Rent expense for the years ended March 31, 1997, 1996, 1995 and cumulative for the period from inception through March 31, 1997 was approximately $988,000, $730,000, $188,000, and
     $2,390,000, respectively. At March 31, 1997, the approximate minimum annual rental commitments under these non-cancelable leases were:

                                FY1998       643,000
                                FY1999       302,000
                                FY2000       268,000
                                FY2001       144,000
                                FY2002       145,000
                                             -------

                                         $ 1,502,000
                                         ===========

     Employment Agreements - The Company has entered into employment agreements with certain key executives for periods up to four years. The agreements provide for base compensation as follows:

                               Year ending March 31,
                               ---------------------

                                 1998        $925,600
                                 1999         539,000
                                 2000         539,000
                                 2001         470,786

8.   Registration Statements:

     In May 1994, Phoenix sold privately to an accredited investor two units for shares of its restricted common stock at a purchase price of $50,000 per unit. Each unit consists of 66,667 shares of Phoenix's common stock and an equal number of common stock purchase warrants (the "warrant") which expire on May 10, 1999 (the "Expiration Date"). For each unit, the warrant entitles the holder to purchase 66,667 shares of common stock at an exercise price of $2.00 per share from May 10, 1994 through the Expiration Date. Such proceeds were utilized to pay for salaries and other general operating expenses.

     Phoenix filed a Form S-8 Registration Statement with the S.E.C. in connection with an employee benefit plan (the "Plan") covering 4,000,000 shares. On December 4, 1995, Phoenix filed a Registration Statement and reoffer prospectus covering registered securities of the same class of 5,000,000 additional shares of Phoenix's common stock, pursuant to the Plan. The Plan allows Phoenix to issue common stock and/or options to purchase common stock to certain consultants, service providers and employees. The purpose of the plan is to promote the best interests of Phoenix and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to the operating progress and earning power of Phoenix. The Plan is administered by Phoenix's Board of Directors or a committee consisting of three members which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payments which Phoenix is liable for. As of March 31, 1997, a total of 1,139,611 shares were issued under the plans, including 75,000 shares to two executive officers of American, 347,222 shares to four executive officers of Phoenix, 379,191 shares to four former employees, 117,500 shares for public relations services and 220,698 shares for legal services.

9.   Stockholder's Equity:

          At March 31, 1997, the Company has granted nonplan stock options. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the options. Under APB Opinion 25, if options are granted or extended at exercise prices less than fair market value, compensation expense is recorded for the difference between the grant price and the fair market value.

     Statement of Financial Accounting Standards No. 123 (FAS 123) "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in FAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield, volatility ranging from 82% to 112%, risk-free interest rates ranging from 5.2% to 6.3% and expected lives ranging from one to eight years.

     Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                  1997             1996                1995
                                  ----             ----                ----
    Net loss
          As reported         $ (12,393,872)   $ (9,704,318)   $  (4,841,824)
          Pro forma             (13,698,328)    (10,490,967)      (4,943,282)

     Loss per common share
          As reported         $        (.26)   $       (.23)   $        (.19)
          Pro forma                    (.29)           (.25)            (.19)

     Changes in options outstanding are summarized as follows:

                                                     Weighted-Avg.  Weighted-Avg.
                                                    Exercise Price  Fair Value of
                                          Shares      Per Share    Options Granted
                                          ------      ---------    ---------------
           Balance, March 31,1994       10,572,191      $   1.31      $   -
             Granted - lower than
                market price             1,822,500          1.62       1.39
             Granted - above
                market price               240,000          1.50        .44
                                       -----------      --------       ----
           Balance, March 31, 1995      12,634,691      $   1.37      $   -

             Granted - lower than
                market price             2,625,000          3.56       4.43
             Granted - equal to
                market price               141,667          3.93       4.57
             Granted - above
                market price                83,333          5.00       2.34

             Exercised                    (459,042)         1.38          -
             Forfeited                    (175,000)         1.35          -
                                       -----------      --------      -----
           Balance, March 31, 1996      14,850,649      $   2.25      $   -

             Granted - equal to
                market value               650,000          1.91       1.12
             Granted - above
                market value             2,179,000          1.88       1.05
             Exercised                    (132,371)         1.15          -
             Forfeited                  (2,576,832)         3.43          -
                                       -----------      --------      -----
           Balance, March 31, 1997      14,970,446      $   1.73      $   -

          At March 31, 1997, a total of 11,892,912 of the outstanding options were exercisable with a weighted-average exercise price of $1.60 per share. During the fiscal year ended March 31, 1997, The Company granted 600,000 and 60,000 common stock options with exercise prices of $1.50 and $2.00 per share, respectively, and vesting terms that may vary depending on the Company's attainment of certain performance goals. The 600,000 option shares become fully vested on January 31, 2004 unless certain Company performance goals are met, which would accelerate vesting. The 60,000 option shares do not vest unless the Company reaches certain other performance goals. These options have been accounted for as variable stock options as required by APB 25. No compensation expense has been recorded for these options during the year ended March 31,1997.

The following table summarizes information about fixed stock options at March 31, 1997:

                                      Options Outstanding                       Options Exercisable
                                      -------------------                       -------------------
                               Number     Weighted-Average   Weighted-        Number           Weighted-
                            Outstanding       Remaining      Average        Exercisable          Average
        Exercise Prices  at Dec. 31,1996 Contractual Life Exercise Price  at Dec. 31, 1996    Exercise Price
        ---------------  --------------- ---------------- --------------  ----------------    --------------

          $1.00 - 1.35      10,040,778       1.8 years       $1.30             9,911,578         $1.30
          $1.50 - 2.00       3,895,167       4.3 years        1.70             1,413,833          1.69
          $2.50 - 3.25         497,000       3.2 years        2.69               325,000          2.77
          $3.60 - 5.00         537,501       7.2 years        3.87               242,501          4.16
                            ----------                                        ----------
                            14,970,446                                        11,892,912
                            ==========                                        ==========


Stock Warrants

At March 31, 1997, the Company had 11,680,607 common stock warrants outstanding. Information relating to these warrants is summarized as follows:


                                          Number of          Exercise
                   Expiration date         Warrants            Price
                   ---------------        ----------           -----
                   March 1998             6,500,000           $2.00 - 3.00
                   April 1998                75,000            4.00
                   September 1998           810,000            3.00 - 4.00
                   March 1999               200,000            2.00
                   May 1999                 146,667            2.00
                   January 2000             513,940            2.57
                   August 2000              250,000            2.08
                   December 2000          2,000,000            3.28
                   Pending *              1,185,000            3.00 - 3.28
                                         ----------
                     Total               11,680,607

* The expiration dates of these warrants will be determined at a future date based on certain performance goals to be attained by the company.

     Shares Reserved

     At March 31, 1997, the Company has reserved common stock for future issuance under all of the above arrangements totaling 26,651,053 shares.

     Common Stock Options and Warrants Issued for Compensation and Consulting

     During the fiscal years ended March 31, 1997, 1996 and 1995, compensation and consulting expense of $401,010, $278,500 and $53,750, respectively, was recognized on common stock options and warrants granted to officers, directors and consultants. Prepaid consulting expense of $288,000 is recorded as of March 31, 1997 for common stock warrants issued in fiscal 1997 for services to be rendered in fiscal 1998.

10   Deferred Tax Assets

     The components of net deferred tax assets consist of the following:

                                                 1997                                1996
                                                 ----                                ----
     Deferred tax assets:
     --------------------
         Net operating loss carryforwards     $9,682,000                          $5,998,000
         Stock option compensation               274,000                             123,000
         Amortization                            190,000                             381,000
         Accruals                                124,000                              52,000
         Other                                    85,000                                  -
                                             -----------                          ----------
     Gross deferred income tax assets         10,355,000                           6,554,000
     Valuation allowances                    (10,355,000)                         (6,554,000)

     Total Deferred income tax assets                 -                                   -

     The following summary reconciles differences from taxes at the federal statutory rate with the effective rate:


     Year ended March 31,                      1997        1996        1995
     --------------------                      ----        ----        ----

     Federal income taxes at statutory rates  (34.0%)     (34.0%)      (34.0%)

     Losses without tax benefits               34.0%       34.0%        34.0%

     Income taxes at effective rates             -           -            -

     Unused net operating losses for income tax purposes, expiring in various amounts from 2007 through 2012, of approximately $25,731,000 are available at March 31, 1997 for carryforward against future years' taxable income. Under Section 382 of the Internal Revenue Code, the annual utilization of these losses may be limited due to changes in ownership. The tax benefit of these losses of approximately $9,682,000 has been offset by a valuation allowance due to it being more likely than not that the deferred tax assets will not be realized.

11.  Cash and cash equivalents

     Cash and cash equivalents consist of instruments with original maturities of three months or less.

     Non-Cash Transactions - Phoenix had the following non-cash financing activities during the years ended March 31, 1997, 1996 and 1995:

                                                                      1997          1996            1995
                                                                   ---------     ----------     ----------
           Investing
           ---------
           Acquisition of subsidiary, net                                 --             --     $   55,655
           Acquisition of minority interest                               --             --        466,666

           Financing
           ---------
           Contribution of joint venture partner                          --             --        170,460
           Accrued preferred stock dividends                          75,704             --             --
           Conversion of debt to equity                                   --     $5,032,500      8,555,821
           Reclassification of accrued interest to equity                 --             --        160,502
           Warrants issued as prepaid consulting fees                288,000             --             --
           Treasury shares issued for the sale of American
                International Travel Agency Inc.                      90,000             --             --
           Reclassification of accrued compensation to equity     $  332,250             --             --

      Cash paid for interest                                      $   17,040     $   43,631     $  355,675
      ----------------------

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


          On March 25, 1997, Phoenix retained BDO Seidman, LLP as its auditing firm.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

          The Company has a Board of Directors (the "Board") which is comprised of seven members. Each director holds office until the next annual meeting of Shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of the Company and their respective age and position are as follows:


Name                Age       Position
----                ---       --------
Robert P. Gordon    46        Chairman of the Board
Delbert F. Bloss    53        Director, Chief Executive Officer
Frank A. Cappiello  71        Director
Robert J. Conrads   50        Director
Yu Yan'en           60        Director, Chairman and President of China Southern
                                          Airlines
Paul W. Henry       50        Director and Secretary
W. James Peet       42        Director
Peter J. Ford       51        Vice President and Chief Financial Officer
Frank Streine       59        Vice President, Product Development
Robert O. Harlan    53        Vice President, President of PTS
Vincent P. Gordon   41        Vice President, President of Hainan-Phoenix
Leo O. Parisi       58        Vice President, Systems Architecture
Larry E. McGee      49        Vice President, Communications and Operations for PSL
Judith A. Schafers  54        Vice President, Customer Service and Operations for PSL


          ROBERT P. GORDON, age 46, has been an officer and director of the Company since March 1991. He is a brother of Vincent P. Gordon, President of Hainan Phoenix Information System Ltd. Mr. Gordon has been Chairman and Chief Executive Officer of Harvest International of America, Inc. ("Harvest"), which has been engaged in the development of global tourism and trade in China and the United States since July 1989. Mr. Gordon founded Phoenix Systems Group, Inc. ("PSG") in 1987 and serves as its Chairman. Since November 1992, Mr. Gordon has been an executive officer, director and the beneficial owner of Visitors Services, Inc., an operating company that is engaged in the business of providing reservation sales and automated reservations and informational services in support of the special needs of convention and visitors bureaus.

          DELBERT F. BLOSS, age 53, has been Chief Executive Officer of the Company since February 10, 1997 and President and a Director of the Company since March 21, 1997. Prior to joining Phoenix, Mr. Bloss had been President of the Airlines Systems Division of Unisys Corporation where he was responsible for all product, services, and operations support relating to the airline industry. From 1983 - 1995, Mr. Bloss was President of The Forge Group, a consulting firm he formed that specializes in airline reservations systems, where he developed airline industry strategies for the firm's primary client, Siemens AG.

          FRANK A. CAPPIELLO, age 71, has been a Director of the Company since November 1993. Mr. Cappiello is President of an investment counseling firm:
McCullough, Andrews & Cappiello, Inc., providing asset management services to funds in excess of $1 billion. He is Chairman of three No-Load Mutual Funds; Founder and Principal of Closed-End Fund Advisors, Inc.; publisher of Cappiello's Closed-End Fund Digest; author of several books and a regular panelist on "Wall Street Week with Louis Rukeyser." For more than 12 years, Mr. Cappiello was Chief Investment Officer for an insurance holding company with overall responsibility for managing assets of $800 million. Prior to that, he was the Research Director of a major stock brokerage firm.

          ROBERT J. CONRADS, age 50, has been a Director of the Company since March 1995 and is currently President of Conrads, Inc., an investment and advisory services firm. Since March 1, 1996, Mr. Conrads has served on the Board of Directors of Visitors Services Inc. From 1994 until January 1997, Mr. Conrads served as Executive Vice President, Chief Financial Officer and member of the Supervisory Board of Indigo, N.V., and President of Indigo America, Inc., developers of the Indigo E-Print 1000, the world's first digital offset color press. From 1987 to 1993, Mr. Conrads was Managing Director of The First Boston Corporation and headed that firm's Investment Banking Technology Group based in New York. During his career in the investment banking industry, Mr. Conrads was involved in the execution of several strategic alliances, mergers and acquisitions and financing transactions with technology based companies in the U.S. and abroad. Prior to entering the investment banking industry, Mr. Conrads was with McKinsey & Co. for twelve years where he was a Director and headed that firm's Electronics Industry Practice. He has also conducted research in atomic and molecular physics for the U.S. Atomic Energy Commission and the National Science Foundation.

          YU YAN'EN, age 60, has been a Director of the Company since November 1996. Since January 1993, Captain Yu has served as President of Southern Airlines, the largest domestic airline in China and the Company's joint venture partner. From March 1983 to December 1992, Captain Yu served as the Director General of CAAC Guangzhou Administration Bureau. From March 1980 to February 1983, he also served as the Director General of CAAC Heilongjiang Provincial Administration Bureau.

          PAUL W. HENRY, age 50, has been Secretary and a Director of the Company and PSG since April 1992. Since March 1, 1996 Mr. Henry has also served on the Board of Directors of Visitors Services Inc. During the past ten years, Mr. Henry has been an independent financial consultant. From 1991 to 1992, he was retained by Essex Investment Management Company, an institutional money management firm. From 1988 to 1991, Mr. Henry was retained by the Caithness Corporation, a natural resources development company. From 1988 to 1989 he was an advisor to Veronex Resources, an international oil and gas exploration company. From 1987 to 1989, Mr. Henry served as a consultant to Harvest.

          W. JAMES PEET, age 42, has been a Director for the Company since March 1995 and has worked at The Chatterjee Group, a New York based investment group directed by Mr. Purnendu Chatterjee, since 1991. Mr. Chatterjee, Mr. George Soros, and affiliates of Quantum Industrial Holdings, Ltd. recently acquired a significant equity interest in the Company. Prior to his association with The Chatterjee Group, Mr. Peet was at McKinsey & Company where, as a core member of the electronics and technology practices, he focused on projects involving product and marketing strategies for manufacturers of computers, semiconductors, software and other electronic-related products. Mr. Peet has also been involved with entrepreneurial activities in technology and real estate.

          PETER J. FORD, age 51, became Vice President and Chief Financial Officer of the Company on March 24, 1997. Prior to joining the Company, Mr. Ford was with EnviroSys International, Inc., where he was one of its founders. Prior to EnviroSys, he was CFO at Highland Environmental Group, Inc., and Hearx Ltd. Mr. Ford previously held divisional CFO positions with Corning, Macmillan, Inc., and Bausch & Lomb, where he was responsible for finance, planning, and the MIS function. As part of Mr. Ford's new responsibilities, he will focus on forecasting, business planning, and financial management, including spending and cost controls.

          ROBERT O. HARLAN, age 53, President of Phoenix Transaction Services, joined the Company in March 1997. From 1987 to March 1997, Mr. Harlan was the President of The Harlan Group, a company which he formed to provide counsel, advice, and project management to select major corporations for their business development requirements, including such corporations as Unisys Corporation, Electronic Data Systems, Hilton Hotels, MCI, et al. Prior to this, Mr. Harlan held various senior positions with American Airlines from 1964 to 1987, including management of American's reservation system. Mr. Harlan brings a very diversified background in planning, implementation, and the operation of major programs, businesses, and services.

          FRANK F. STREINE, age 59, became Vice President of Product Development for the Company on May 12, 1997. Prior to joining the Company, Mr. Streine was employed with Unisys since 1977 where his most recent position was that of Director-Customer Management System Technology within the Airline Systems Division with responsibility for the selection and deployment of emerging application development and deployment environments. Mr. Streine held other positions at Unisys as Director responsible for the design, development and implementation of new computer CAD systems for Unisys. Prior to Unisys, Mr. Streine was employed with United Airlines where he became one of the chief designers of United's Unimatic Operation System. Mr. Streine brings 30 years of diversified experience in the computer industry.

          LEO O. PARISI, age 58, became Vice President of System Architecture for PSG in March 1997, after serving as Vice President of Operations for PSG since November 1991. During 1991, Mr. Parisi served as an independent consultant to the travel industry. During 1990, Mr. Parisi served as a Director of Operations for World ComNet where he was responsible for network management, software and systems development, customer services and operations. From 1988 to 1990, he was Senior Director, Application Department, for System One Corporation, where he was responsible for all software development, project management and support of airline reservations for 15 airlines, flight planning for 75 airlines and critical operational systems for Continental Airlines. From 1969 to 1988, he was Vice President, Applications Department, of Trans World Airlines/PARS Service Partnership, where he was responsible for all software development in support of travel agency functionality, airline reservations and critical operational systems.


          VINCENT P. GORDON, age 40, became President of Hainan Phoenix Information Systems Ltd. in January 1995 after serving as Vice President of China Operations for PSG since November 1993. Mr. Gordon is a brother of Robert
P. Gordon, Chairman of Phoenix. From 1978 to 1993, Mr. Gordon worked in the information processing and telecommunications industry with the IBM Corp. and as an independent consultant. In 1984, Mr. Gordon became the Telecommunication Development Manager of IBM's Telecom Partnership Program, where he led a team of IBM, MCI, and Rolm Corp. employees in the implementation of high-speed wide-area integrated voice and data communications networks for Fortune 100 companies. In 1988, Mr. Gordon became the Manager of Competitive Marketing for IBM's Mid-Atlantic Region. Since 1990, Mr. Gordon has worked as an independent consultant and has traveled extensively in China, Taiwan and Japan until he joined the Company in May, 1993.


          LARRY E. MCGEE, age 49, became Vice President of Communications and Operations for PSL in March 1997, after serving as Vice President of Operations for PSL since February 1995. From 1991 to 1995, he was a consultant to Worldspan Inc. where he was responsible for designing and implementing OS/2 software for testing network applications. From 1988 to 1991, he was a consultant to IBM Corp. where he was responsible for designing and implementing software to support Host-to-Host applications running in the IBM TPF operating system. The work required interface with IBM Germany personnel, IBM USA and customer contact in the US and Europe.

          JUDITH A. SCHAFERS, age 54, became Vice President of Customer Service and Operations for PSL in March 1997, after serving as Vice President of Product Marketing for PSL since April 1995. From 1986 to 1994, she was Sr. Vice President of Customer Relations & Support Services for System One Corporation where her responsibilities included customer services, re-engineering, the corporate quality program, product installations, customer and internal training, distribution services, product development and product communications. From 1983 to 1986, she was Director of Automation Services for Trans World Airlines, Inc. where her responsibilities included development of all products and services for PARS CRS customers, developing and implementing airline over-booking policies, aircraft capacity management, spoilage objectives and passenger refusal rates, among others.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. All forms were filed on time.

COMPARATIVE PERFORMANCE BY THE COMPANY

          The Securities and Exchange Commission requires the Company to present a chart comparing the cumulative total shareholder return on its Common Stock with the cumulative shareholder return of (1) a broad equity market index, and
(2) a published industry index or peer group for the past five years. Such chart compares the performance of the Company's Common Stock with (1) the NASDAQ Stock Market Index and (2) a group of public companies each of whom are listed in the peer group computer programming and data processing services and assumes an investment of $100 on June 1, 1992 in each of the Company's Common Stock, the stock comprising the NASDAQ Stock Market index and the stocks of the computer programming and data processing services.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                    AMONG PHOENIX INFORMATION SYSTEMS CORP.,
                    NASDAQ MARKET INDEX AND SIC GROUP INDEX



                                             FISCAL YEAR ENDING
COMPANY                        1992      1993    1994    1995    1996    1997
PHOENIX INFORMATION SYSTS       100     100.00   50.00  153.85  119.23  113.46
INDUSTRY INDEX (SIC CODE)       100     113.31  120.47  159.34  231.75  258.41
BROAD MARKET (NASDAQ MKT INDEX) 100     111.91  129.33  137.21  184.56  206.47

                     ASSUMES $100 INVESTED ON MAR. 31, 1992
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING MAR. 31, 1996

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS


     The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company during each of the fiscal years ended March 31, 1997, 1996 and 1995, to the Company's Chairman (and former CEO), the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company, and two former officers.

                           SUMMARY COMPENSATION TABLE




====================================================================================================================================
                                                                        Long Term Compensation
                                                               ----------------------------------------
                                                                           Awards              Payouts
                                                               ------------------------------  --------
          (a)              (b)                       (e)          (f)
          Name            Year                      Other      Restricted                        (h)         (i)
          and             Ended    (c)     (d)      Annual       Stock            (g)            LTIP        All
       Principal          March  Salary   Bonus  Compensation   Award(s)         Shares        Pay-outs     Other
        Position           31      ($)     ($)       ($)          ($)      Underlying Options    ($)     Compensation
------------------------------------------------------------------------------------------------------------------------------------
    Robert P. Gordon      1997   180,000   -0-       -0-          -0-             -0-            -0-         -0-
 Chariman of the Board    1996   180,000   -0-       -0-          -0-             -0-            -0-         -0-
          (1)             1995   336,420   -0-       -0-          -0-           108,000          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
    Delbert F. Bloss
   Director for PISC      1997    28,846   -0-       -0-          -0-          1,000,000         -0-         -0-
    President & CEO -     1996     -0-     -0-       -0-          -0-             -0-            -0-         -0-
     PISC/PSG/PSL         1995     -0-     -0-       -0-          -0-             -0-            -0-         -0-
          (2)
------------------------------------------------------------------------------------------------------------------------------------
     Leo O. Parisi        1997   209,536   -0-       -0-          -0-            25,000          -0-         -0-
   Vice President of      1996   132,000   -0-       -0-          -0-             -0-            -0-         -0-
Systems Architecture (3)  1995   154,661   -0-       -0-          -0-             -0-            -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
   Vincent P. Gordon      1997   120,000   -0-       -0-          -0-             -0-            -0-         -0-
      President of        1996   120,000   -0-       -0-          -0-             -0-            -0-         -0-
   Hainan-Phoenix (4)     1995   112,972   -0-       -0-          -0-           150,000          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
   Judith A. Schafers     1997   125,188   -0-       -0-          -0-             -0-            -0-         -0-
VP of Customer Service    1996   132,000   -0-       -0-          -0-             -0-            -0-         -0-
and Operations - PSL (5)  1995     -0-     -0-       -0-          -0-           216,000          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
     Larry E. McGee       1997   101,488   -0-       -0-          -0-             -0-            -0-         -0-
     Vice President       1996   173,312   -0-       -0-          -0-             -0-            -0-         -0-
 of Operations-PSL (6)    1995     -0-     -0-       -0-          -0-           180,000          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
  Xenophon L. Sanders     1997   284,092   -0-       -0-          -0-            66,667          -0-         -0-
    Former President      1996   156,000   -0-       -0-          -0-             -0-            -0-         -0-
      of PISC (7)         1995   151,385   -0-       -0-          -0-            72,000          -0-         -0-
------------------------------------------------------------------------------------------------------------------------------------
   Leonard S. Ostfeld     1997   191,720   -0-       -0-          -0-             -0-            -0-         -0-
       Former CFO         1996    54,669   -0-       -0-          -0-           112,500          -0-         -0-
      of PISC (8)         1995     -0-     -0-       -0-          -0-             -0-            -0-         -0-
====================================================================================================================================

(1) Robert P. Gordon was granted options to purchase 108,000 shares of the Company stock at an exercise price of $1.70 per share on February 15, 1995.

(2) Delbert F. Bloss was granted options to purchase 1,000,000 shares of the Company stock at an exercise price of $1.50 per share on January 31, 1997, of which 400,000 are Service Options and 600,000 are Cliff Vesting Options based on meeting certain objectives.

(3) Leo Parisi was granted options to purchase 25,000 shares of the Company stock at an exercise price of $2.00 per share on October 15, 1996.

(4) Vincent Gordon was granted options to purchase 150,000 shares of the Company stock at an exercise price of $1.06 per share on January 17, 1995.

(5) Judith A. Schafers was granted options to purchase 216,000 shares of the Company stock at an exercise price of $1.70 per share on February 15, 1995.

(6) Larry E. McGee was granted options to purchase 180,000 shares of the Company stock at an exercise price of $1.70 per share on February 15, 1995.

(7) Xenophon L. Sanders, former President of the Company, was granted options to purchase: 100,000 shares of the Company stock at an exercise price of $1.70 per share on December 9, 1994, of which all 100,000 shares did not vest and were canceled on March 21, 1997 when Mr. Sanders resigned as President of the Company; 108,000 shares of the Company stock at an exercise price of $1.70 per share on February 15, 1995, of which 36,000 shares did not vest and were canceled; and 100,000 shares of the Company stock at an exercise price of $2.00 per share on August 14, 1996, of which 33,333 shares did not vest and were canceled.

(8) Leonard S. Ostfeld, former CFO, was granted options to purchase 225,000 shares of the Company stock at an exercise price of $4.00 per share on October 17, 1995. Per a new employment contract, dated October 11, 1996, 75,000 options vested at $4.00 per share and the exercise price on the balance of the 150,000 options was reduced to $2.00 per share. Per Mr. Ostfeld's resignation in March 1997, 112,500 shares did not vest and were canceled.

     During the past three fiscal years, the Company has granted stock options. However, the Company does not have a defined benefit or pension plan.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The information provided in the table below provides information with respect to each exercise of stock option during fiscal 1997 by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.




                                                                                 (e)
                                                             (d)               Value of
                                                          Number of          Unexercised
                                                         Unexercised         In-the-Money
                                             (c)     Options at FY-End         Options
                             (b)            Value            (#)             at FY-End($)
        (a)          Shares Acquired on    Realized      Exercisable/        Exercisable/
       Name          Exercise (#)           ($)(1)      Unexercisable      Unexercisable(1)
===========================================================================================
 Robert P. Gordon            -0-             -0-       7,109,778/36,000     1,495,528/-0-
-------------------------------------------------------------------------------------------
 Delbert F. Bloss            -0-             -0-         16,666/983,334      1,042/61,458
-------------------------------------------------------------------------------------------
   Leo O. Parisi            50,000          71,875       350,000/25,000       196,875/-0-
-------------------------------------------------------------------------------------------
 Vincent P. Gordon           -0-             -0-         270,800/29,200    145,077/14,673
-------------------------------------------------------------------------------------------
Judith A. Schafers           -0-             -0-         138,000/78,000           -0-/-0-
-------------------------------------------------------------------------------------------
  Larry E. McGee             -0-             -0-         100,000/55,000           -0-/-0-
-------------------------------------------------------------------------------------------
Xenophon L. Sanders         50,000          80,000          538,667/-0-       225,000/-0-
-------------------------------------------------------------------------------------------
Leonard S. Ostfeld           -0-             -0-            112,500/-0-           -0-/-0-
===========================================================================================

(1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

OPTION GRANTS IN LAST FISCAL YEAR

     The information provided in the table below provides information with respect to individual with respect to individual grants of stock options during fiscal 1997 of the executive officers named in the Summary Compensation Table above. The Company did not grant any stock appreciation rights during 1997.

                              OPTION GRANTS TABLE



                                                                                           Potential Realizable
                                                                                           Value at Assumed
                                                                                           Annual Rates of Stock
                                                                                           Price Appreciation
                                    Individual Grants                                      for Option Term (2)
-----------------------------------------------------------------------------------------------------------------
       (a)                  (b)                   (c)              (d)          (e)            (f)        (g)
                                          % of Total Options/
                                               Granted to       Exercise
                   Options Granted (#)   Employees in Fiscal    Price
       Name                 (3)                Year (1)          ($/sh)   Expiration Date    5% ($)     10% ($)
=================================================================================================================
 Delbert F. Bloss        1,000,000              35.76             1.50       Various*       677,000    1,635,000
=================================================================================================================
 Xenophon Sanders           66,667               2.38             2.00       08/16/00        28,667       61,334
=================================================================================================================
 Robert P. Gordon           -0-                   -0-             N/A           N/A           N/A         N/A
=================================================================================================================
Judith A. Schafers          -0-                   -0-             N/A           N/A           N/A         N/A
=================================================================================================================
  Leo O. Parisi             25,000               0.89             2.00       09/30/99         7,750       16,500
=================================================================================================================
Vincent P. Gordon           -0-                   -0-             N/A           N/A           N/A         N/A
=================================================================================================================
  Larry E. McGee            -0-                   -0-             N/A           N/A           N/A         N/A
=================================================================================================================
Leonard S. Ostfeld          -0-                   -0-             N/A           N/A           N/A         N/A
=================================================================================================================


* Options granted to Mr. Bloss include various expiration dates: 100,000 expire on 01/31/01; 100,000; expire on 01/31/02; 100,000 expire on
     01/31/03; 100,000 expire on 01/31/04 and 600,000 expire on 01/31/06.

(1) The percentage of total options granted to employees in fiscal year is based upon options granted to officers, directors and employees.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively.

(3) As of March 31, 1997: 16,666 options of the 1,000,000 granted to Mr. Bloss are vested and exercisable at any time until the expiration date; all 66,667 options granted to Mr. Sanders are vested and exercisable at any time until the expiration date; and the 25,000 options granted to Mr. Parisi have not yet vested.

EMPLOYMENT CONTRACTS

     The Company has entered into employment agreements with each of its principal officers and those of PSL and PSG. Unless otherwise noted, each of the officers whose employment agreement is described below, has agreed not to compete with the Company during the term of his respective employment agreement and for a period of six months thereafter.

     On November 1, 1993, Phoenix entered into an employment agreement to retain Robert P. Gordon as Chairman and Chief Executive Officer of Phoenix. Pursuant to a five-year employment contract, Mr. Gordon receives a salary of $15,000 per month over the term of his contract. Mr. Gordon s compensation may be increased by the Compensation Committee or by the other members of the Board of Directors. Under the terms of the agreement, Mr. Gordon is also retained as a full time employee of PSG. The Company has agreed to indemnify and hold Mr. Gordon harmless in the event of any claims from legal actions brought against him arising out of acts or decisions done or made in the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law within 30 days of his termination. In the event that the Company terminates his employment contract without cause, Mr. Gordon will be entitled to receive one year salary as severance, payable in 12 monthly installments and a $5,000 relocation payment. On January 28, 1997, Mr. Gordon's employment agreement was revised to retain him as Chairman of the Board of Directors for an additional three year period at a salary of $17,000 per month over the term of his contract.

     On January 31, 1997, Phoenix entered into an employment agreement to retain Delbert F. Bloss as Chief Executive Officer of the Company. Pursuant to a four-year employment contract, Mr. Bloss receives a salary of $20,833 per month, subject to periodic salary adjustments as determined by the Board of Directors. As further compensation, Mr. Bloss received non-qualified service options to purchase 400,000 shares of the Company's Common Stock at an exercise price of $1.50 per share over a period up to seven years. These service options shall vest at the rate of 8,333 shares per month for the first eleven months and 8,337 shares in the twelfth month, for each year of employment. Mr. Bloss also received non-qualified cliff vesting options to purchase 600,000 shares of the Company's Common Stock at an exercise price of $1.50 per share. These cliff vesting options shall vest in their entirety in seven years and shall expire in nine years. In the event of accelerated vesting of options, such accelerated options shall expire on the earlier of three years from their date(s) of vesting or February 10, 2006. The conditions upon which acceleration and immediate vesting shall occur are as follows: 1) 100,000 options with cutover of China Southern; 2) 50,000 options with cutover of China Eastern or Air China or other carrier that carry a total of more than four million passengers per year; 3) 200,000 options when twenty million transactions are processed through the PHOENIX-AIR system in China; and 4) 250,000 to be determined by the board within twelve months, otherwise these options shall vest as service options in twenty four equal installments beginning February 10, 1999. On March 21, 1997, Mr. Bloss was further appointed a board member and President of the Company, replacing Xenophon Sanders, who resigned from the Company. The Company has agreed to indemnify and hold Mr. Bloss harmless in the event of any claims from legal actions brought against him arising out of acts or decisions done or made in the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law within 30 days of his termination. In the event that the Company terminates his employment contract without cause, Mr. Bloss will be entitled to receive one year s salary as severance, payable in 12 monthly installments and a $5,000 relocation payment.

     On March 19, 1997 Phoenix entered into an employment contract to retain Peter J. Ford, who replaced Leonard S. Ostfeld as Vice President of Finance and Chief Financial Officer for Phoenix. Mr. Ford receives a base salary of $7,083 per month over the term of the four-year contract, subject to periodic salary adjustments as determined by the Board of Directors. As further compensation, Mr. Ford received non-qualified service options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.00 per share over a period up to six years, with vesting to take place in four equal annual installments beginning April 1, 1998. Mr. Ford was also granted 60,000 performance options, at an exercise price of $2.00 per share, which expire April 1, 2003. The conditions upon which acceleration and immediate vesting shall occur are as follows: 1) 20,000 options when the Company achieves profit in U.S. operations;
2) 20,000 options when certain financing levels are achieved as required by the Company; and 3) 20,000 options which shall vest when China Southern cutover is achieved. The Company has agreed to indemnify and hold Mr. Ford harmless in the event any claims or legal actions are brought against him arising out of acts or decisions done or made within the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law. In the event that the Company terminates his employment contract without cause, Mr. Ford will be entitled to receive the lesser of six months salary or the time remaining on the balance of the contract, as severance. Pursuant to the Employment Agreement, any unexercised portion of the stock options that vested shall be null and void upon the earlier of April 1, 2003, or the 90th day following the termination date of his employment.

     On May 1, 1997, Phoenix entered into an employment agreement to retain Frank Streine as Vice President of Product Development of PSG. Mr. Streine receives a base salary of $10,000 per month over the term of the two-year contract, subject to periodic salary adjustments as determined by the Board of Directors. As further compensation, Mr. Streine was granted 120,000 cliff vesting options, at an exercise price of $1.50 per share. These cliff vesting options shall vest in their entirety in two years and shall expire in four years. In the event of accelerated vesting of options, such accelerated options shall expire on the earlier of three years from their date(s) of vesting or May 11, 2001. The conditions upon which acceleration and immediate vesting shall occur if "cutover" of China Southern is successfully achieved on or prior to June 1, 1998, and is successfully running so as to be a viable commercial enterprise without significant difficulty for a period of no less than four consecutive weeks. If "cutover" is not successfully achieved on or prior to June 1, 1998, these non-qualified options will be reduced, at a rate of 1,000 options per month, beginning on July 1. The Company has agreed to indemnify and hold Mr. Streine harmless in the event any claims or legal actions are brought against him arising out of acts or decisions done or made within the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law. In the event that the Company terminates his employment contract without cause, Mr. Streine will be entitled to receive the lesser of six months salary or the time remaining on the balance of the contract, as severance. Pursuant to the Employment Agreement, any unexercised portion of the stock options that vested shall be null and void upon the earlier of May 11, 2001, or the 180th day following the termination date of his employment.

     On May 21, 1997 Phoenix entered into an employment contract to retain Robert O. Harlan as President of Phoenix Transaction Services. Mr. Harlan receives a base salary of $17,000 per month beginning June 1, 1997 over the term of the three-year contract, subject to periodic salary adjustments as determined by the Board of Directors. As further compensation, Mr. Harlan received non-qualified service options to purchase 240,012 shares of the Company's Common Stock at an exercise price of $1.50 per share over a period up to six years, with vesting to take place beginning June 1, 1997 for a period of 36 months. Mr. Harlan was also granted 360,000 cliff vesting options, at an exercise price of $1.50 per share. These cliff vesting options shall vest in their entirety in three years and shall expire in five years. In the event of accelerated vesting of options, such accelerated options shall expire on the earlier of three years from their date(s) of vesting or May 31, 2002. The conditions upon which acceleration and immediate vesting shall occur are as follows: 1) 80,000 options shall vest on March 31, 1998, provided Phoenix Transaction Systems meets an annual revenue goal of $2.6 million on or before March 31, 1998; 2) 120,000 options shall vest on March 31, 1999, provided Phoenix Transaction Systems meets an annual revenue goal, for either of the two fiscal years ending 1998 and 1999, of $12.2 million on or before March 31, 1999. In addition, PTS must also meet an annual profit goal, for either of the two fiscal years ending 1998 and 1999, of $1.9 million on or before March 31, 1999; and 3) 160,000 options shall vest on March 31, 2000, provided Phoenix Transaction Systems meets an annual revenue goal, for either of the three fiscal years ending 1998, 1999 and 2000, of $34.6 million on or before March 31, 2000. In addition, PTS must also meet an annual profit goal, for either of the three fiscal years ending 1998, 1999 and 2000, of $7.2 million on or before March 31, 2000. If Mr. Harlan does not meet the goals, he may still be eligible to receive a proportionate number of the shares available for each of the fiscal years 1998, 1999, 2000. This calculation will be made, by the Company's Chief Financial Officer and its Chief Executive Officer. The Company has agreed to indemnify and hold Mr. Harlan harmless in the event any claims or legal actions are brought against him arising out of acts or decisions done or made within the scope of his employment. Such indemnification is limited to the extent it is contrary to applicable federal or state law. In the event that the Company terminates his employment contract without cause, Mr. Harlan will be entitled to receive the lesser of six months salary or the time remaining on the balance of the contract, as severance. Pursuant to the Employment Agreement, any unexercised portion of the stock options that vested shall be null and void upon the earlier of May 31, 2002, 2003, or the 180th day following the termination date of his employment.

     On October 1, 1993, Phoenix entered into an employment agreement to retain Leo O. Parisi as Vice President of Operations of PSG. Pursuant to a three-year employment contract, Mr. Parisi received a salary of $9,000 per month which increased to $11,000 per month as of April 1, 1994 through the end of the term of the agreement. In addition, Mr. Parisi was granted non-qualified stock options to purchase 400,000 shares of Common Stock in Phoenix at an exercise price of $1.00, as amended, per share over a period of up to five years with vesting to take place in approximately 36 equal monthly installments. Under a previous employment agreement with the Company, Mr. Parisi received 50,000 shares of the Company s Common Stock. In the event that the Company terminates his employment contract without cause, Mr. Parisi will be entitled to receive six months salary as severance and a $5,000 relocation payment. On October 15, 1996, Mr. Parisi's employment contract was amended. Pursuant to a one year extension to his employment contract, Mr. Parisi was granted non-qualified stock options to purchase 25,000 shares of Common Stock in Phoenix at an exercise price of $2.00 per share which expire on September 30, 1999 and vest on October 1, 1997.

     On November 1, 1993, Phoenix entered into an employment contract to retain Vincent P. Gordon as Vice President of PSG. Mr. Gordon received a base salary of $7,500 per month over the term of the original three-year contract.
Compensation may be increased by the Board of Directors or the Compensation Committee. A plan may be instituted whereby the Executive could earn a bonus based on performance or earnings. As further compensation, Mr. Gordon received 50,000 shares of Common Stock and five-year non-qualified options to purchase 150,000 shares of Common Stock of Phoenix at an exercise price of $1.00, as amended, per share over a period of up to five years with vesting to take place in approximately 36 equal monthly installments. These options are fully vested.

     On January 17, 1995, Vincent P. Gordon's employment contract was amended because Mr. Gordon moved to China as President of the Joint Venture. Mr. Gordon presently receives a salary of $10,000 per month over the remaining term of the original employment contract as well as a one year extension. In the event that the Company terminates his employment contract without cause, Mr. Gordon will be entitled to receive six months salary as severance and a $5,000 relocation payment. Mr. Gordon was also granted 100,000 options, at an exercise price of $1.06 per share, with an expiration date of November 1, 1998, which vested for achieving certain performance targets and 50,000 options which shall vest on the first day of each month of the one year extension to the employment contract, beginning November 1, 1996. On May 1, 1997, Mr. Gordon's employment contract was amended again and Mr. Gordon's base salary was increased to $11,000 per month over the term of the employment agreement which was extended until November 1, 2000. Mr. Gordon was also granted 200,000 cliff vesting options, at an exercise price of $1.50 per share, with an expiration date on the sooner of the following dates: three years after date of vesting or November 1, 2002, for achieving certain performance targets: 1) 75,000 options shall vest if "cutover" of China Southern is successfully achieved on or prior to April 1, 1998, and is successfully running so as to be a viable commercial enterprise without significant difficulty for a period of no less than four consecutive weeks. If "cutover" is not successfully achieved on or prior to April 1, 1998, these non-qualified options will be reduced, at a rate of 10,000 options per month, beginning on May 1, 1998; 2) 25,000 options shall vest if "cutover" is successfully achieved, on or prior to April 1, 1999, for China Eastern, Air China, or any other carrier or carriers that, jointly or separately, carry four million or more passengers per year; 3) 25,000 options shall vest provided the Chinese Joint Venture, Hainan Phoenix Information Systems Ltd., attains a minimum of twenty million billable airline transactions processed through the PHOENIX-AIR system, in China, on or prior to July 1, 1999; and 4) 75,000 options shall vest provided the Chinese Joint Venture, Hainan Phoenix Information Systems Ltd., attains a minimum of $3.3 million, each month, in hotel booking fee revenues through the China Travel Network for two consecutive months, provided that those two months are prior to April 1, 1999.

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

     On February 15, 1995, PSL entered into an employment contract to retain Judith A. Schafers as Vice President of Product Marketing for PSL. Ms. Schafers receives a base salary of $11,000 per month over the term of the three-year contract. In the event that the Company terminates her employment agreement without cause, Ms. Schafers will be entitled to receive the lesser of six months salary or the time remaining on the balance of the contract as severance. As further compensation, Ms. Schafers received non-qualified options to purchase 216,000 shares of the Company's Common Stock at an exercise price of $1.70 per share (a 15% discount to the February 15, 1995, closing price of $2.00 of the Company's Common Stock) with vesting to take place in 36 equal monthly installments beginning May 1, 1995. Pursuant to the Employment Agreement, any unexercised portion of the stock options shall be null and void upon the earlier of May 31, 1998 or the 90th day following the termination date of her employment.

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

     The Company intends to develop a comprehensive incentive plan based upon performance to reward its executive officers and key employees with additional compensation. These forms of compensation may include cash bonuses, common stock option grants, common stock award grants, and stock appreciation rights. In addition, the Company implemented a 401K defined contribution plan effective July 1, 1996.

     During fiscal 1997, the compensation of the Company's CEO consisted of a monthly salary of $15,000 based upon the terms of his employment contract that was entered into in November 1993. The compensation of the Company's other executive officers and key employees were also based upon the terms of various employment contracts. During fiscal 1997, no cash bonuses were paid.

     The foregoing report has been approved by all members of the Board.
                                                       Robert P. Gordon
                                                       Paul W. Henry
                                                       Delbert F. Bloss
                                                       Frank A. Cappiello
                                                       Captain Yu Yan'en
                                                       Robert J. Conrads
                                                       W. James Peet

COMPENSATION OF DIRECTORS

     On November 1, 1993, Phoenix entered into a Consulting Agreement with Paul
W. Henry to retain Mr. Henry as a Director through March 1995. Mr. Henry's duties include: participating in Phoenix's strategic planning and helping formulate Phoenix's business plan; assisting in efforts to arrange adequate financing to carry out Phoenix's business plan; rendering consulting services to any joint venture, subsidiary or affiliated business of Phoenix; and promoting Phoenix's relationships with its employees, customers and others in the business and financial communities. Effective October 1, 1993, Phoenix paid Mr. Henry a fee of $10,000 per month. At such time as Phoenix were to complete a major financing, Phoenix was to pay Mr. Henry a one-time fee of $15,000 for various services rendered in connection with Phoenix's financing efforts. The fee was paid in April 1996. Mr. Henry also received five-year non-qualified options to purchase 100,000 shares of Phoenix Common Stock at an exercise price of $1.00 per share, as amended. The options expire on November 1, 1998 and vest as follows: 25,000 shares on December 15, 1993 and 5,000 shares per month for each of the 15 months thereafter, beginning on January 15, 1994 and continuing through March 15, 1995. In addition, Mr. Henry received, on January 17, 1995, non-qualified options to purchase 120,000 shares of the Common Stock of Phoenix at an exercise price of $1.06 per share. The options expire on November 1, 1998 and vest at the rate of 5,000 shares per month over the first twenty-four months of the March 10, 1995 extension to Mr. Henry's Consulting Agreement. Pursuant to the three-year extension, Mr. Henry's monthly consulting fee was increased to $10,600 effective April 1, 1995, $11,250 effective April 1, 1996 and will increase to $12,000 as of April 1, 1997 through the end of the term of the contract on March 31, 1998. In addition, Mr. Henry received, on October 15, 1996, non-qualified options to purchase 25,000 shares of the Common Stock of Phoenix at an exercise price of $2.00 per share. The options expire on March 31, 2000 and vest on April 1, 1998. In addition, Mr. Henry received, on January 13, 1997, non-qualified options to purchase 75,000 shares of the Common Stock of Phoenix at an exercise price of $1.75 per share. The options expire on March 31, 2001 and vest in their entirety on March 31, 1998. In the event that the Company terminates his consulting agreement without cause, Mr. Henry will be entitled to receive six months salary as severance.

     On November 11, 1993, Phoenix entered into a Consulting Agreement to retain Mr. Frank A. Cappiello as a Director and Consultant from November 15, 1993 through December 31, 1995. As a Director, Mr. Cappiello performs such functions as are typically carried out by a Director. He participates in Phoenix's strategic and business planning, monitors Phoenix's progress towards carrying out its plans and reaching its goals, renders advice relative to any affiliated business of Phoenix, promotes Phoenix's relationships with its employees, customers and others in the business and financial communities, and takes steps to maximize the value of Phoenix for its shareholders. As a Consultant, Mr. Cappiello performs the following duties: (i) interfacing with investment groups and other members of the financial community to inform them about Phoenix and assisting Phoenix in developing relationships with portfolio managers; and (ii) appearing when schedules permit at Securities Analysts' Group Meetings. In consideration of Mr. Cappiello's services as a Director through December 31, 1995, Phoenix granted him as of November 15, 1993 the right and option to purchase 60,000 shares of Phoenix, exercisable over 5 years at an exercise price of $1.00 per share, as amended. 12,000 of these options vested as of November 15, 1993, and the 48,000 share balance vest at the rate of 2,000 shares per month over the 24-month period that commenced on January 1, 1994. For Mr. Cappiello's services as a Consultant through December 31, 1996, Phoenix granted him (a) 50,000 shares of Phoenix's Common Stock and (b) options to purchase

150,000 shares of Phoenix's Common Stock, exercisable over 5 years at an exercise price of $1.00 per share, as amended. The options for serving as a Consultant vest at the rate of 6,000 shares per month over the 25-month period that commenced on December 1, 1993. Pursuant to a two year extension to Mr. Cappiello's Consultant Agreement, the Company granted him as of January 13, 1997 the right and option to purchase an additional 200,000 shares of Phoenix, exercisable through December 31, 2001 at an exercise price of $1.75 per share. 100,000 options vest on December 31, 1997 and 1998, respectively.

     On October 15, 1996, Phoenix entered into a Consulting Agreement to retain Captain Yu Yan'en as a Director and a Consultant from November 15, 1996 through December 31, 1998. Mr. Yu is Chairman of China Southern Airlines. As a Director, Mr. Yu is performing such functions as are typically carried out by a Director, as described above for Mr. Cappiello. As a consultant, Mr. Yu is performing the following duties: (i) advising Phoenix how best to conduct itself in its dealings with the Chinese airline community; (ii) assisting Phoenix in matters relating to Chinese government authorities, at both the provincial and national levels; and (iii) assisting Phoenix in establishing and developing its relationships with Chinese airlines, hotels and other entities that could further Phoenix's business interests in China. For his services as a Director and a consultant, Phoenix granted him a total of 300,000 shares of Phoenix's Common Stock, to be received as follows: (1) for his services as a Director, 90,000 shares, of which 60,000 vested as of November 15, 1996 and 30,000 shall vest at the rate of 1,250 shares per month for 24 months beginning on December 1, 1996 (through November 1, 1998); and (2) for his services as a consultant/employee, 210,000 shares, of which 150,000 shares vested as of November 15, 1996 and the balance to vest at the rate of 2,500 shares per month for 24 months beginning December 1, 1996 (through November 1, 1998).

     On February 25, 1994, Phoenix entered into a Consulting Agreement to retain Mr. Robert J. Conrads as a Consultant effective as of February 25, 1994, which agreement continued through February 24, 1996. As a Consultant, Mr. Conrads has agreed to perform the following duties: (i) assisting in developing business relationships; (ii) providing financial advisory services; and (iii) assisting management in developing business plans. In consideration of Mr. Conrads' services as a Consultant, Phoenix granted him the right and option to purchase 200,000 shares of Phoenix Common Stock, exercisable over 5 years at an exercise price of $1.00 per share, as amended. In addition, on February 15, 1995, Mr. Conrads was granted the right to purchase 20,000 shares as Director to the Board of Hainan Phoenix Joint Venture as compensation for services at $1.70 per share expiring on February 14, 1998. Pursuant to a three year extension to Mr. Conrad's Consultant Agreement, the Company granted him as of January 13, 1997 the right and option to purchase an additional 300,000 shares of Phoenix, exercisable through February 25, 2002 at an exercise price of $1.75 per share. 100,000 options vest on February 25, 1997, 1998 and 1999, respectively.

     On February 15, 1995, the Board of Directors approved the establishment of a uniform compensation plan for those individuals who serve on the Company's Board of Directors. Under this plan, the Company granted five year non-qualified stock options to purchase shares of Common Stock at an exercise price of $1.70 per share (which was based on a 15% discount to market value) to each of Robert
P. Gordon, Frank A. Cappiello, Paul W. Henry, Chen Feng (former director), Xenophon L. Sanders (former director), W. James Peet and Robert J. Conrads. If, under prior agreements with the Company, a Director had been granted less than 3,000 options per month for his services as a Director, then such Director shall be granted a sufficient number of new options such that a total of 3,000 options shall vest for each month of his service as a Director. Such new options vest for a period of 36 months commencing April 1, 1995 and expire on February 15, 2000. Since Robert P. Gordon, Xenophon L. Sanders and Paul W. Henry had not previously been granted options for their service as Directors, and since W. James Peet and Robert J. Conrads became Directors on March 31, 1995, these five Directors each were granted 108,000 options, such options to vest for a period of 36 months, commencing April 1, 1995, and expiring on February 15, 2000. Chen Feng was granted new options, such options to vest at the rate of 500 per month for 21 months commencing April 1, 1995 and at the rate of 3,000 per month on the remaining 15 months commencing January 1, 1997. Frank A. Cappiello was granted 81,000 new options, such options to vest at the rate of 3,000 per month for the final 27 months commencing on January 1, 1996. The options granted provide for the respective options to immediately terminate as to all unexercised options commencing on or after April 1, 1995 in the event such person is not a director of Phoenix at all times during the period from April 1, 1995 until March 31, 1998. Mr. Sanders and Mr. Feng resigned on March 21, 1997 and November 15, 1996, respectively and of the options granted, 72,000 shares and 10,000 shares, respectively, vested on behalf of the two former directors.

     On September 28, 1995, the Board granted 400,000 non-qualified stock options to Robert J. Conrads, a director of the Company, to purchase shares of Phoenix s Common Stock at an exercise price of $3.60 (equal to a $1.25 discount from September 27, 1995 s closing stock price of $4.85). These options shall vest in their entirety in nine years and shall expire in ten years. In the event of accelerated vesting of options, such accelerated options shall expire at the end of the later of a) three years from the date of grant or b) one year from the date of vesting. If Mr. Conrads is responsible for the Company receiving gross proceeds of $80,000,000 in financing, these options shall accelerate and immediately vest according to the following schedule: 280,000 options for the first $40,000,000 raised; and 120,000 options for the second $40,000,000 raised, on a prorated basis. On December 23, 1996, S-C Phoenix, one of Phoenix's major shareholders, invested $15,000,000 in the Company. Since Mr. Conrads was responsible for the Company receiving $15,000,000 in gross proceeds, an option for 105,000 shares was accelerated and vested, based on a prorated basis.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER COMPENSATION

     The Board of Directors is composed of Robert P. Gordon, Chairman of the Board and Chief Executive Officer of the Company; Paul W. Henry, Secretary of the Company; Delbert F. Bloss, President and Chief Executive Officer of PISC, PSG and PSL; Frank A. Cappiello, Captain Yu Yan'en, Robert J. Conrads and W. James Peet. Mr. Gordon and Mr. Bloss are full-time employees of the Company. Mr. Henry, Mr. Cappiello and Mr. Conrads have acted as paid consultants to the Company.

     The Board of Directors is responsible for reviewing and determining the compensation paid by the Company. While the Board of Directors has established a compensation committee, the Board of Directors maintained responsibility through the Company's fiscal year ended March 31, 1997. As a result, all current members of the Board of Directors participated in deliberations relating to executive compensation for the 1997 fiscal year.

     Robert J. Conrads and Paul Henry serve as directors and, Robert P. Gordon, as director and as Chairman, of TeleServices International Group Inc. (TSIG). TSIG is a publicly traded company offering teleservices and telemarketing services in the travel industry. TSIG is beneficially owned by Robert P. Gordon. In addition, the Company and TSIG, through its wholly owned subsidiary Visitors Services Inc. (VSI), have entered into a software license and maintenance agreement pursuant to which VSI licenses the Company's software on a non-exclusive basis at a rate of $2,000 per month subject to the Company's right to increase the monthly fee after a period of one year in the event the Company is able to enter into similar licensing arrangements with non-affiliated third parties at higher fees.

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

EMPLOYEE BENEFIT PLAN


     The Company filed a Form S-8 Registration Statement with the S.E.C. in connection with an employee benefit plan (the Plan ) covering 4,000,000 shares. On December 4, 1995, Phoenix filed a Registration Statement and reoffer prospectus covering registered securities of the same class of 5,000,000 additional shares of Phoenix common stock, pursuant to the Plan. The Plan allows Phoenix to issue common stock and/or options to purchase common stock to certain consultants, service providers and employees. The purpose of the plan is to promote the best interests of Phoenix and its stockholders by providing a means of non-cash remuneration to eligible participants who contribute to the operating progress and earning power of Phoenix. The Plan is administered by the Phoenix Board of Directors or a committee consisting of three members which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payments which Phoenix is liable for. As of March 31, 1997, a total of 1,139,611 shares were issued under the plans, including 75,000 shares to two executive officers of American, 347,222 shares to four executive officers of Phoenix, 379,191 shares to four former employees, 117,500 shares for public relations services and 220,698 shares for legal services.

ITEM 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of May 31, 1997 (except as indicated below) by (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock,
(b) each of the Company's directors, (c) each of the Company's executive officers and (d) all executive officers and directors of the Company as a group. The shareholders listed below have sole voting and investment power except as noted. The number of shares owned beneficially by certain persons named in the table below includes shares issuable upon the exercise of options and warrants that were presently exercisable at May 31, 1997 or within 60 days thereafter. In calculating the percentage of beneficial ownership owned by any person, it is assumed that the number of shares subject to any option beneficially owned by such person are outstanding but are not outstanding for determining the percentage of ownership beneficially owned by any other person.

                                    Amount and Nature of       Percent Owned
   Name and Address of               Beneficial Ownership   Beneficially and of
     Beneficial Owner                       (1) (2)             Record
S-C Phoenix Partners (3)
c/o Chatterjee Group
888 7th Avenue, Ste 3300
New York, NY 10106                         41,269,999            55.5

Robert P. Gordon (4)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                   10,893,445            19.4

Robert J. Conrads (5)
38 Meadow Wood Drive
Greenwich, CT 06830                         1,809,000             3.6

Paul Henry (6)
56 Lawrence Road
Chestnut Hill, MA  02167                      484,000             1.0

Delbert Bloss (7)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                       49,998              *

Leo O. Parisi (8)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                      350,000              *

Vincent P. Gordon (9)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                      450,940              *

Frank Cappiello (10)
10751 Falls Rd, Ste 250
Lutherville, MD 21093                         317,000              *

Yu Yan'en (11)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                      240,000              *

W. James Peet (12)
c/o Chatterjee Group
888 7th Avenue, Ste 3300
New York, NY 10106                             84,000              *

Larry McGee (13)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                      120,000              *

Peter Ford
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                          -0-              *

Frank Streine
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                          -0-              *

Robert O. Harlan (14)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                       13,334              *

Judith Schafers (15)
100 Second Avenue South
City Center, Suite 1100
St. Petersburg, FL 33701                      162,000              *

All Officers and Directors
of the Company and Phoenix
as a group (fifteen) (16)                  56,243,716            66.8

-----------------------
      *    Represents less than one percent of the outstanding Common
           Stock.






(1) Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named.

(2)  Based upon 49,105,212 shares issued and outstanding as of March 31, 1997.

(3) Includes warrants to purchase 10,285,000 shares of the Company's Common Stock at exercise prices of $2.00 to $4.00 per share, and includes 833,333 shares of the Company's Series C Convertible Preferred Stock that may be converted into 15,000,000 shares of common stock.

(4) Includes the following shares deemed to be beneficially owned by Mr. Gordon (a) 3,089,142 shares of the Company's Common Stock, representing 6.7% of the issued and outstanding shares, held by Harvest/Mr. Gordon and
     (b) 682,525 shares of the Company's Common Stock, representing 1.4% of the issued and outstanding shares, held by Visitors Services, Inc. Also includes options to purchase a balance of 7,037,778 shares of the Company's Common Stock at an exercise price of $1.35 per share (which does not reflect options to purchase 1,115,000 shares assigned to family member and non-affiliated persons) and 84,000 shares subject to options exercisable at $1.70 per share commencing on or before July 31, 1997.

(5) Includes (a) warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $2.00 per share, (b) options to purchase 200,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, (c) 104,000 shares subject to options exercisable at $1.70 per share commencing on or before July 31, 1997, (d) options to purchase 105,000 shares of the Company's Common Stock at an exercise price of $3.60 per share, (e) options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.50 per share, held by Voyager Capital Group and deemed beneficially owned by Mr. Conrads, and (f) options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.75 per share.

(6) Includes (a) options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, (b) options to purchase 120,000 shares of the Company's Common Stock at an exercise price of $1.06 per share, and (c) 84,000 shares of the Company's Common Stock subject to options exercisable at $1.70 per share commencing on or before July 31, 1997.
(7) Includes 58,331 shares subject to options exercisable at $1.50 per share commencing on or before July 31, 1997.

(8) Includes options to purchase 350,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

(9) Includes options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, (b) options to purchase 100,000 shares of the Company's

     Common Stock at an exercise price of $1.06 per share, and (c) 37,440 shares subject to options exercisable at $1.06 per share commencing on or before July 31, 1997.

(10) Includes options to purchase 210,000 shares of the Company's Common Stock at an exercise price of $1.00 per share and 57,000 shares subject to options exercisable at $1.70 per share commencing on or before July 31, 1997.

(11) Includes 240,000 shares subject to options exercisable at $2.50 per share commencing on or before July 31, 1997.

(12) Includes 84,000 shares subject to options exercisable at $1.70 per share commencing on or before July 31, 1997.

(13) Includes 120,000 shares subject to options exercisable at $1.70 per share commencing on or before July 31, 1997.

(14) Includes 13,334 shares subject to options exercisable at $1.50 per share commencing on or before July 31, 1997.

(15) Includes 162,000 shares subject to options exercisable at $1.70 per share commencing on or before July 31, 1997.

(16) Includes (a) warrants to purchase 10,485,000 shares of the Company's Common Stock, (b) conversion of Preferred Series C stock into 15,000,000 shares of the Company's Common Stock, and (c) options to purchase 9,666,883 shares of the Company's Common Stock.

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

     On November 1, 1993, Michael Gordon, a brother of the Chairman of Phoenix, agreed to convert the outstanding balance of $219,700 in demand loans into a 10% Convertible Note. The outstanding principal amount and accrued and unpaid interest on the Note were, under the terms of the Note, convertible into Phoenix s common stock at a conversion rate of $1.25 per share before the maturity date on January 1, 1995. On December 31, 1994, Michael Gordon converted the 10% Convertible Note, with an outstanding balance of $246,780, at a conversion rate of $1.25 per share as specified in the 10% Convertible Note, into 197,424 shares of Phoenix's Common Stock.

     In November 1993 and February 1994, Robert and Elizabeth Gordon converted $1,275,618 in demand loans into 10% Convertible Notes. Each of the 10% Convertible Notes permitted the Gordons to convert the outstanding principal balance of the note plus interest into Phoenix common stock before the maturity date of the 10% Convertible Notes on January 1, 1995. In November 1994, Robert and Elizabeth Gordon elected to convert their 10% Convertible Notes, with an outstanding balance of $1,409,041 (based on conversion rates of $1.25 and $0.75 per share as specified in the 10% Convertible Note Agreements dated November 1, 1993 and February 25, 1994) into 1,452,713 shares of Phoenix s common stock.

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

     On December 9, 1994, Phoenix Information Systems Corp. entered into a Convertible Note Purchase Agreement (" Agreement" ) with S-C Phoenix Partners, a New York general partnership (" S-C" ), comprised of affiliates of Quantum Industrial Holding, Ltd., George Soros and Purnendu Chatterjee. The Agreement provided for the sale of up to $10,000,000 of Phoenix's convertible notes ( Notes ). Reference is made to Note 5 of the Consolidated Financial Statements.

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

     Reference is made to Note 6 of the Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended March 31, 1997 for additional details of related party transactions between the Company and its affiliated parties.

     On November 20, 1996, Captain Yu Yan'en, President of China Southern Airlines Company Ltd. was appointed a member of the Board of Directors to replace Chen Feng who resigned, effective November 1, 1996.

     On January 20, 1997, Voyager Capital Group was granted non-qualified options to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.50, exercisable from April 1, 1997 to March 31, 2000. Voyager Capital Group is owned by Mr. Robert Conrads, a paid consultant and director of the Company.

     Effective February 10, 1997, Mr. Delbert F. Bloss was appointed Chief Executive Officer. As CEO, Mr. Bloss will oversee all aspects of daily operations, including marketing, sales, financial, and administrative matters. Mr. Robert P. Gordon, Phoenix's Chairman, will remain actively involved in the Company and will continue to direct the Company's long term strategic plan.


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

         10.31    Amended Consulting Agreement with Paul W. Henry dated March
                  10, 1995

         10.32    Amended Employment Contract with Vincent P. Gordon dated
                  January 17, 1995

         10.33    Employment Agreement with Leonard S. Ostfeld dated November 1,
                  1995

         10.34    Phoenix Consulting and Services Compensation Agreement dated
                  December 4, 1995 (employee benefit plan covering 5,000,000 shares) (10)

         10.35 Amendment Agreement, dated August 3, 1995, between the Company and S-C Phoenix Partners to the Tranche C and D Notes

         10.36    Amendment Agreement, dated September 15, 1995, between the
                  Company and S-C Phoenix Partners (6)

         10.37 Options Agreement dated December 7, 1995 between the Company and S-C Phoenix Holdings to purchase a 50% interest in American Aviation Limited

         10.38    Amendment Agreement, dated February 9, 1996, between the
                  Company and S-C Phoenix Partners to the Tranche D Note

         10.39 Amendment Agreement, dated March 15, 1996, between the Company and S-C Phoenix Partners to the Tranche E Note

         10.40 Agreement to issue $5,000,000 of 6% convertible preferred stock

         11 Earnings Per Share (see notes to consolidated financial statements)

         *21      Subsidiaries of the Registrant


         *23 Consents of Coopers & Lybrand and BDO Seidman, LLP, independent auditors for Phoenix Information Systems Corp.


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

(10) Incorporated by reference to the Company's S-8 filed on February 16, 1996.

 *   Filed herewith

     (b) Reports on Form 8-K


     The Company filed a Current Report on Form 8-K on January 7, 1997 relating to an acquisition of an interest in American Aviation Ltd. which was financed by the issuance of Series C Convertible Preferred Stock. On March 7, 1997 the Company filed a Current Report on Form 8-K Amendment to report the subject transaction under Item 5 rather than Item 2.

     The Company filed a Current Report on Form 8-K on January 27, 1997 relating to the resignation of Coopers & Lybrand L.L.P. as the Company's certifying accountants.

     The Company filed a Current Report on Form 8-K on March 24, 1997 relating to the engagement of BDO Seidman LLP as certifying accountants.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Phoenix Information Systems Corp.

                                By      /s/ Robert P. Gordon
                                     ---------------------------------------
                                     Robert P. Gordon, Chairman of the Board

    Dated:  St. Petersburg, FL
            July 11, 1997
            ------------------

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


       Signatures                          Title                  Date
       ----------                          -----                  ----

 /s/ Robert P. Gordon      Chairman of the Board                  July 11,  1997
-------------------------                                         --------
  Robert P. Gordon

 /s/ Delbert F. Bloss      President, Chief Executive Officer,    July 11,  1997
-------------------------  and Director                           --------
  Delbert F. Bloss

 /s/ Paul W. Henry         Secretary, and Director                July 11,  1997
-------------------------                                         --------
  Paul W. Henry


 /s/ Peter J. Ford         Vice President and Chief Financial     July 11,  1997
-------------------------  Officer                                --------
  Peter J. Ford

 /s/ Yu Yan'en             Director                               July 11,  1997
-------------------------                                         --------
  Yu Yan'en

 /s/ Frank Cappiello       Director                               July 11,  1997
-------------------------                                         --------
  Frank Cappiello

 /s/ Robert J. Conrads     Director                               July 11,  1997
-------------------------                                         --------
  Robert J. Conrads

 /s/ W. James Peet         Director                               July 11,  1997
-------------------------                                         --------
 W. James Peet

                            Supplemental Information


     As such time as an annual report is sent to the security holders of the Company, copies will be forwarded to the Securities and Exchange Commission.