Form 10-Q
period 1997-06-30
PHOENIX INFORMATION SYSTEMS CORP
filed 1997-08-12
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

Commission File Number:  0-26532


                        PHOENIX INFORMATION SYSTEMS CORP.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                                13-3337797
--------------------------------------------        -------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification No.)
           or organization)


100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                             33701
--------------------------------------------        -------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number,
including area code:                                           (813) 894-8021
                                                     -----------------------------


                                 Not Applicable
---------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X      No
                                     ---.    ---.

As of July 31, 1997, the Registrant had 49,211,121 shares of common stock issued and outstanding.

                        PHOENIX INFORMATION SYSTEMS CORP.
                                      INDEX



PART  I.          FINANCIAL  INFORMATION

         Item 1.      Financial Statements

                      Consolidated Balance Sheets
                           March 31, 1997 and
                           June 30, 1997 (Unaudited)                             3

                      Unaudited Consolidated Statements of Operations
                           Three Months ended
                           June 30, 1997 and
                           June 30, 1996 and Inception to
                           June 30, 1997                                         4

                      Unaudited Consolidated Statements of Cash Flows
                           Three Months ended
                           June 30, 1997 and
                           June 30, 1996 and Inception to
                           June 30, 1997                                         5

                      Notes to Financial Statements (Unaudited)                  6

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                7 - 8

PART  II.         OTHER  INFORMATION                                         9 - 10

SIGNATURE  PAGE                                                                 11

EXHIBIT INDEX                                                                   12



               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30, 1997
ASSETS                                                                         (UNAUDITED)         MARCH 31, 1997
                                                                              --------------       -------------
Current assets:
     Cash and cash equivalents                                                 $  4,508,456        $  7,012,277
     Securities                                                                      22,000              22,000
     Trade receivables                                                              576,751             437,707
     Receivable from related parties                                                  6,702                  --
     Interest receivable                                                             18,536              26,112
     Prepaids                                                                       500,263             699,390
                                                                               ------------        ------------
            Total current assets                                                  5,632,708           8,197,486

Property and equipment, net                                                       1,637,118           1,672,522
Investment in American Aviation Ltd.                                              7,500,000           7,500,000
Deposits and other assets                                                           173,964             154,113
Goodwill, net                                                                       233,326             256,660
                                                                               ------------        ------------
            Total assets                                                       $ 15,177,116          17,780,781
                                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                   113,766             113,766
    Accounts payable                                                              1,191,041           1,640,406
    Accrued payroll and payroll taxes                                               243,859             305,048
                                                                               ------------        ------------
            Total current liabilities                                             1,548,666           2,059,220

Dividends payable                                                                   144,950              75,704
Minority interest                                                                   860,838             896,892
Notes payable, less current portion                                                  22,966              50,268
                                                                               ------------        ------------

            Total liabilities                                                     2,577,420           3,082,084
                                                                               ------------        ------------
Commitments and contingencies

Stockholder's equity:
    Series A convertible preferred stock, $.01 par value,
            1,250,000 shares authorized, 201,820 and 209,750 issued
            and outstanding at June 30, 1997 and March 31, 1997,
            respectively                                                              2,018               2,098
    Series B convertible preferred stock, $.01 par value
            1,250,000 shares authorized, 1,194,500 issued
            and outstanding at June 30, 1997 and March 31, 1997,
            respectively                                                             11,945              11,945
    Series C convertible preferred stock, $.01 par value,
            1,500,00 shares authorized, 875,167 and 853,994 issued
            and outstanding at June 30, 1997 and March 31, 1997
            respectively                                                              8,752               8,540
    Common stock, $.01 par value, 125,000,000 shares authorized,
            49,130,212 and 49,105,212 shares issued and outstanding
            at June 30, 1997 and March 31, 1997, respectively                       491,302             491,052
    Additional paid-in capital                                                   47,149,761          46,649,030
    Losses that have accumulated during the development stage                   (34,974,082)        (32,373,968)
                                                                               ------------        ------------
                                                                                 12,689,696          14,788,697
    Treasury Stock, at cost, 31,579 common shares                                   (90,000)            (90,000)
                                                                               ------------        ------------

            Total stockholders' equity                                           12,599,696          14,698,697
                                                                               ------------        ------------

Total liabilities and stockholders' equity                                     $ 15,177,116        $ 17,780,781
                                                                               ============        ============

          See accompanying notes to consolidated financial statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the three months ended June 30, 1997 and 1996
           and cumulative for the period from inception of development stage activities, April 1, 1989, through June 30, 1997

                                   -----------


                                                        Three Months
                                                       Ended June 30                  Cumulative
                                               ------------------------------            Since
                                                     1997            1996            April 1, 1989
                                                     ----            ----           --------------
Travel commissions, net                        $        --           113,782        $    813,879

Management fee income                                   --                --             138,021

Airline/Cargo booking revenues                      30,562                --             124,383

Reservation center revenues                        516,787           100,992           1,598,264

License fee income                                   6,000             6,000             101,350
                                               -----------      ------------        ------------

Revenues                                           553,349           220,774           2,775,897

Start-up and organizational expenses            (2,885,787)       (2,582,348)        (38,477,871)

Interest and dividend income                        66,544            42,040             411,055
                                               -----------      ------------        ------------

Net loss before minority interest
     in net loss of subsidiary                  (2,265,894)       (2,319,534)        (35,290,919)
                                               -----------      ------------        ------------

Minority interest in net loss of subsidiary        286,061                --           2,299,169
                                               -----------      ------------        ------------

Net loss                                        (1,979,833)       (2,319,534)        (32,991,750)
                                               -----------      ------------        ------------

Preferred stock dividends                         (620,281)               --          (1,982,332)

Net loss applicable to common
      stock                                     (2,600,114)     $ (2,319,534)        (34,974,082)
                                               ===========      ============        ============
Net loss per common share
      outstanding                              $      (.05)     $       (.05)
                                               ===========      ============

Weighted average number of common
      shares outstanding                        49,123,962        45,814,875
                                               ===========      ============




          See accompanying notes to consolidated financial statements.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (a development stage company)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended June 30, 1997 and 1996
         and cumulative for the period from inception of development stage activities, April 1, 1989, through June 30, 1997

                                  -----------



                                                                                    Three Months
                                                                                   Ended June 30,                    Cumulative
                                                                       -------------------------------------            Since
                                                                            1997                    1996            April 1, 1989
                                                                            ----                    ----            -------------
Cash flows from operating activities:
     Net loss                                                          $ (1,979,833)             $ (2,319,534)       $(32,991,750)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
       Depreciation and amortization expense                                350,556                   266,479           2,904,945
       Compensation paid through issuance of stock                          216,000                    75,000           1,021,964
       Transaction fee                                                            -                         -           1,140,000
       Services paid through issuance of stock                                    -                    75,000           1,698,307
       Common stock options and warrants issued
         as compensation                                                          -                         -             401,010
       Common stock issued as an adjustment of the
         Tranch E note conversion price                                           -                         -             193,408
       Warrants issued as preferred stock non-conversions
         incentive                                                                -                         -             591,031
       Write-off of amount due from joint venture partner                         -                         -             737,662
       Rent paid through in-kind contribution                                85,230                    85,230             596,610
       Minority interest in net loss of subsidiary                          (36,054)                        -            (388,204)
       Other                                                                      -                         -             157,985
                                                                       ------------              ------------        ------------
                                                                         (1,364,101)               (1,817,825)        (23,937,032)

     Changes in assets and liabilities:
     Prepaids, deposits and trade receivables                              (140,999)                  (77,592)         (1,105,636)
     Accounts payable                                                      (449,365)               (1,361,653)            567,633
     Accrued payroll and payroll taxes                                      (61,189)                  (24,945)            187,282
     Accrued interest                                                         7,576                   (11,007)            208,461
                                                                       ------------              ------------        ------------
         Net cash used in operating activities                           (2,008,078)               (3,293,022)        (24,079,292)
                                                                       ------------              ------------        ------------
Cash flows from investing activities:
     Purchase of property and equipment                                    (291,818)                 (236,196)         (3,408,978)
     Purchase of securities                                                       -                         -             (22,000)
     Investment in American Aviation Ltd.                                         -                         -          (7,500,000)
                                                                       ------------              ------------        ------------
         Net cash used in investing activities                             (291,818)                 (236,196)        (10,930,978)
                                                                       ------------              ------------        ------------
Cash flows from financing activities:
     Issuance of common stock                                                     -                         -           1,858,095
     Proceeds from exercise of stock options                                      -                         -             147,557
     Issuance of preferred stock                                                  -                 4,794,000          23,320,521
     Stock subscriptions                                                          -                         -           1,297,000
     Proceeds from notes payable                                                  -                         -             538,000
     Preferred stock dividends                                             (169,921)                        -            (426,355)
     Proceeds from related parties                                                -                         -          15,595,287
     Payments on notes payable                                              (27,302)                  (14,133)           (663,292)
     Payments to related parties                                             (6,702)               (1,025,779)         (2,160,281)
     Payments on capital lease obligation                                         -                    (2,174)             12,194
                                                                       ------------              ------------        ------------

         Net cash provided by financing activities                         (203,925)                3,752,914          39,518,726
                                                                       ------------              ------------        ------------

Increase (decrease) in cash and cash equivalents                         (2,503,821)                  223,696           4.508,456
Cash and cash equivalents, beginning of period                            7,012,277                 2,078,510                   -
                                                                       ------------              ------------        ------------

Cash and cash equivalents, end of period                               $  4,508,456              $  2,302,206        $  4,508,456
                                                                       ============              ============        ============




          See accompanying notes to consolidated financial statements.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                        (A development stage company)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997
                                 (unaudited)

NOTE  A

     The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix Information") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix
Systems Ltd. ("PSL", wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993), Phoenix Transaction Services, Inc. (wholly owned since June 3, 1997), and American International Travel Agency, Inc. ("AIT", wholly owned since September 15, 1994 and sold in November, 1996). The consolidated group of companies is collectively referred to herein as "Phoenix" or the "Company". All significant intercompany accounts and transactions have been eliminated.

     On November 15, 1996, in a trilateral agreement between Phoenix, China Southern Airlines Company Ltd. ("China Southern"), and the Company's former Joint Venture partner, Hainan Airlines, China Southern acquired the entire equity interest held by Hainan Airlines for $2,580,000. Furthermore, China Southern agreed to invest an additional $4,780,000 in cash and real estate capital contributions in exchange for an additional 15% interest in the Joint Venture, which will raise China Southern's total stake to 45% upon the completion of the additional contribution. Hainan Airlines continues as a customer of the Joint Venture on a limited basis.

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

NOTE  C

     The enclosed summarized financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. The Form 10-K, for the fiscal year ended March 31, 1997 should be read in conjunction with the data herein.

              PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTORY STATEMENT

     Phoenix Information Systems Corp. ("Phoenix" or the "Company") is a development-stage information systems and services company that has developed airline and hotel travel reservation systems.

     In fiscal 1996, Phoenix commenced operations in the United States and China. Efforts are under way to enlist additional airlines, hotels and other travel service providers. While Phoenix has now commenced operations, the Company has only a brief operating history and has yet to generate significant revenues or earnings. Consequently, Phoenix's continued existence has depended, primarily, upon its ability to raise capital.

     In China, Phoenix has installed and begun to operate its advanced computerized travel information network for domestic airlines. Phoenix provides state-of-the-art, travel-related information services to China through its 70% owned joint venture with China Southern Airlines Company, Ltd.

RESULTS OF OPERATIONS

     During the three months ended June 30, 1997, and the fiscal years ended March 31, 1997, 1996 and 1995, the Company sustained net losses of $2,600,114, $12,393,872, $9,704,318, and $4,841,824, respectively. Losses are anticipated to continue until the data network in China is fully implemented and utilized by China Southern for its reservation and data processing services.

     While Phoenix has concentrated its sales efforts in China, the Company has also focused on small to medium domestic carriers that could utilize the Company's reservation system. In fiscal 1995, Phoenix entered into an Agreement with Eastwind Airlines, Inc. ("Eastwind") to provide Eastwind with a complete reservation system to manage all sales, airport and operations functions. In addition, Phoenix implemented a reservation center that processed all Eastwind reservations as of the second quarter of fiscal 1996. Furthermore, in May 1996, the Company commenced commercial operations with Laker Airlines. Eastwind terminated its relationship with the Company on May 17, 1997. The Company is actively pursuing other small to medium carriers to expand the customer base for its reservation center.

     For the quarter ended June 30, 1997, the Company had revenues of $553,349 versus $220,774 for the quarter ended June 30, 1996, an increase of 151% as the revenue from Laker Airlines more than offset the prior-year revenue associated with AIT. For the quarter ended June 30, 1997, the Company had start-up and organizational expenses of $2,885,787 compared to $2,582,348 for the quarter ended June 30, 1996, an increase of $303,439 or 12%. The growth in expenses was concentrated in stock option compensation (+$141,000), depreciation of equipment (+$86,943) and increased business travel to China (+$96,137).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Financial Instability

     As of June 30, 1997, Phoenix had stockholders' equity of $12,599,696 and working capital of $4,084,042. Phoenix has not generated significant revenues, earnings or history of operations from inception through June 30, 1997.

Phoenix continues its efforts to raise funds in order to assure that the Company will have sufficient capital to meet its obligations and to implement its proposed operations and plans through late 1998, at which time operating cash flow is projected to turn positive. However, no assurances can be given that such efforts will be successful.

For the quarter ended June 30, 1997 net cash used in operations declined by $1,284,944 or 39% from the quarter ended June 30, 1996, principally due to a significant paydown of accounts payable during the quarter ended June 30, 1996. Net cash provided by financing activities declined by $3,956,839 during the quarter ended June 30, 1997 from the comparable prior year quarter. A net outflow of $203,925 occurred during the quarter ended June 30, 1997, primarily associated with the payment of preferred stock dividends. The quarter ended June 30, 1996 had a net inflow of $3,752,914 that resulted from the issuance of the Series A 6% convertible preferred stock, offset partly by payments to related parties.

In April 1996, Phoenix issued $5,000,000 of Series A 6% convertible preferred stock. The preferred stock was convertible into common stock at a 15% discount to market, originally subject to a maximum conversion price of $4.00 per share and a minimum of $2.00 per share. The market value of the Company's common stock at the date of issuance of the Series A 6% convertible preferred stock was below the $2.00 per share minimum conversion price. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. During the quarter ended June 30, 1997 7,930 shares of Series A convertible preferred stock were converted into 25,000 shares of the Company's common stock.

In September 1996, Phoenix issued $4,000,000 of Series B 6% convertible preferred stock. The preferred stock is convertible into common stock at the market value of the Company's common stock at the date of conversion. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. In conjunction with the issuance of the Series B shares, the discount on the Series A convertible preferred stock was amended from 15% to 20% and the maximum conversion price of $4.00 per share and minimum of$2.00 per share were removed. The Company recorded a Series A 6% convertible preferred stock dividend of $658,015 for the difference between the conversion prices of the Series A 6% convertible preferred stock and the fair market value of the Company's common stock at the date of the amendment.

On December 23, 1996, Phoenix acquired for $7,500,000 a 25% interest in American Aviation Limited, through the exercise of an option. The acquisition was financed by the issuance of 833,333 shares of Series C Convertible Preferred Stock for $15,000,000 to S-C Phoenix Partners. American Aviation is a company owned by affiliates of Quantum Industrial Holdings Ltd., George Soros and Purnendu Chatterjee. American Aviation's sole asset is a 25% interest in Hainan Airlines, which it purchased for $25,000,000 in December 1995. Phoenix accounted for the investment by the cost method, because it has no influence on the operations of American Aviation Ltd. despite holding a 25% interest. Phoenix can neither sell or collateralize the investment without the unanimous consent of the owners, who have stated that material financial concessions would be required of Phoenix for such consent.

S-C Phoenix Partners ("SC"), an investment partnership also comprised of affiliates of Quantum Industrial Holdings Ltd., George Soros, and Purnendu Chatterjee, is a major shareholder of Phoenix, holding both common stock and Series C convertible preferred stock

        Reference is made to the Company's Form 10-K for the fiscal year ended March 31, 1997, for a complete description of certain financing transactions entered into by the Company to meet its operating and investment objectives.

                           PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings:

Ungerleider v. Robert P. Gordon, Phoenix Information Systems Corp., et al.

On August 7, 1996, the District Court granted Phoenix's motion to dismiss substantial portions of Plaintiff's claims. The court rejected Plaintiff's claims of fraudulent inducement to enter into the Settlement Agreement, which effectively precludes Plaintiff from trying to enforce a finders fee agreement or any of the options, payments, or other rights which he released as part of the Settlement Agreement. Plaintiff was given leave to amend his Complaint, but the court's order required him to do so in a manner consistent with the court's order, which precludes Plaintiff's claims related to alleged oral promises made prior to the signing of the Settlement Agreement. On August 22, 1996, Plaintiff filed a Second Amended Complaint, which in its first eight counts essentially reiterated the claims which the District Court dismissed on August 7, 1996. Plaintiff also has sued Phoenix for allegedly participating in repossessing 1.2 million shares of Phoenix stock from Plaintiff and failing to perform oral promises which Plaintiff contends were part of the Settlement Agreement. The Defendants have moved to dismiss or strike the Second Amended Complaint, in part because the allegations contradict the rulings contained in the District Court's August 7, 1996 order. The case was referred to mediation for settlement discussions. However, mediation has been postponed because Plaintiff's counsel moved for and was granted leave to withdraw from the case as reflected by the court's September 2, 1996 order. On January 16, 1997, new counsel entered appearance on behalf of Plaintiff.

        Reference is made to Item 3 of the Company's Form 10-K, for the fiscal year ended March 31, 1997, for additional information regarding this proceeding.

Charles Chang and Juliette Chang v. Robert P. Gordon and Phoenix Information Systems Corp.

        The motion of defendants Robert P. Gordon and Phoenix to dismiss the Amended Complaint in this action has been fully submitted and is awaiting decision. The Court has stayed discovery in the action pending a decision on the motion to dismiss.

        Reference is made to Item 3 of the Company's Form 10-K for the fiscal year ended March 31, 1997 for additional information regarding this proceeding.

ITEM 2.       Changes in Securities:   None

ITEM 3.       Defaults Upon Senior Securities:   None

ITEM 4.       Submissions of Matters to a Vote of Security Holders:   None

ITEM 5.       Other Information:

        Phoenix Transaction Services, Inc. ("PTS"), a wholly-owned subsidiary of the Company, was established on June 3, 1997. PTS now manages the existing U.S. reservations and call center operation, which was previously controlled by PSL. The goal of PTS is to establish ventures in volume-intensive transaction environments such as passenger reservation services, airline cargo services, and hotel reservation services. These ventures will be created through alliances, partnerships, and acquisitions. PTS would bring industry knowledge and proprietary solutions, built or acquired, to the ventures, while the partners would have the facility, manpower, and management responsibilities. PTS is responsible for securing strategic partners and achieving revenue growth.

        On June 23, 1997, the Company and China Southern Airlines, China's largest airline, with a 21 percent domestic market share, executed the PHOENIX-AIR Management System (PAMS) Service Contract with Hainan Phoenix Information Systems Ltd., Phoenix's 70 percent-owned joint venture company in China. Under the terms of this 46 year agreement, China Southern will book all of its airline reservations and procure data processing and other services from the Joint Venture. The Joint Venture has already installed a Stratus fault tolerant server as a test system in Guangzhou and is proceeding with installation of the data network across China.

        On June 26, 1997, Hainan Airlines Co., Ltd. completed a Public Offering and was listed on the Shanghai Stock Exchange. The Offering was for 71 million Chinese B-shares at $0.47 per share, representing 15 percent of Hainan's outstanding shares. The B-shares are a class of Chinese stock that can be purchased by foreigners. In December 1996, Phoenix paid $0.30 per Hainan share to exercise its option to purchase a 25 percent interest in American Aviation Limited, which owns 100.04 million shares of Hainan Airlines. Affiliates of Quantum Industrial Holdings Ltd., George Soros, and Purnendu Chatterjee established American Aviation in December 1995, and Phoenix arranged for American Aviation to purchase a 25 percent interest in Hainan Airlines. For arranging this purchase, Phoenix obtained an option to purchase a portion of American Aviation. The American Aviation investment in Hainan Airlines represented the first equity investment in a Chinese airline by a foreign investor. Hainan Airlines is one of China's fastest growing regional carriers and a customer of the Joint Venture with China Southern on a limited basis.

        On July 30, 1997 China Southern, the Company's Joint Venture partner, completed its public offering in the United States of 20.6 million American Depository Shares (ADS). The shares are trading on the New York Stock Exchange under the ZNH symbol. The offering, managed by Goldman Sachs (Asia) L.L.C. as the global coordinator, was priced at $30.66 per ADS share.

ITEM 6.       Exhibits and Reports on Form 8-K:

(a)           Exhibits

     11)      Earnings Per Share - See Consolidated Statement of Operations

     27)      Financial Data Schedule (for SEC use only)

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


                                     PHOENIX INFORMATION SYSTEMS CORP.
                                     ---------------------------------
                                     (Registrant)


Dated:  August 11, 1997              /s/  DELBERT F. BLOSS
                                     -----------------------------------------
                                     Delbert F. Bloss, Chief Executive Officer


                                     /s/  PETER J. FORD
                                     -----------------------------------------
                                     Peter J. Ford, Vice President and Chief
                                     Financial Officer

                                EXHIBIT INDEX



EXHIBIT NUMBER                EXHIBIT DESCRIPTION

       11) Earnings Per Share - See Consolidated Statement of Operations

       27)                     Financial Data Schedule (for SEC use only)


