Form 10-Q
period 1997-09-30
PHOENIX INFORMATION SYSTEMS CORP
filed 1997-10-29
CIK 792157

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

Commission File Number:  0-26532

                       PHOENIX INFORMATION SYSTEMS CORP.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                     13-3337797
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                            Identification No.)

100 Second Avenue South, Suite 1100
St. Petersburg, Florida                                        33701
---------------------------------------------       ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code:                                      (813) 894-8021
                                                    ---------------------------

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   .   No      .
                                     -------      ------

As of September 30, 1997, the Registrant had 49,867,200 shares of common stock issued and outstanding.

                       PHOENIX INFORMATION SYSTEMS CORP.

                                     INDEX

PART  I.          FINANCIAL  INFORMATION
         Item 1.      Financial Statements

                      Consolidated Balance Sheets
                           March 31, 1997 and
                           September 30, 1997 (Unaudited)                                        3

                      Unaudited Consolidated Statements of Operations
                           Three Months and Six Months ended
                           September 30, 1997 and
                           September 30, 1996 and Inception to
                           September 30, 1997                                                    4

                      Unaudited Consolidated Statements of Cash Flows
                           Six Months ended
                           September 30, 1997 and
                           September 30, 1996 and Inception to
                           September 30, 1997                                                    5

                      Notes to Financial Statements (Unaudited)                                  6

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   7 - 9

PART  II.         OTHER  INFORMATION                                                             10 - 11

SIGNATURE  PAGE                                                                                  12

EXHIBIT INDEX                                                                                    13

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30, 1997  MARCH 31, 1997
                                                                                 ------------------  --------------
ASSETS                                                                               (UNAUDITED)
Current assets:
     Cash and cash equivalents                                                       $  2,472,927    $  7,012,277
     Securities                                                                            22,000          22,000
     Trade receivables                                                                    235,625         437,707
     Receivable from related parties                                                         8702              --
     Interest receivable                                                                    6,368          26,112
     Prepaids                                                                             370,130         699,390
                                                                                     ------------    ------------
            Total current assets                                                        3,115,752       8,197,486

Property and equipment, net                                                             1,638,518       1,672,522
Investment in American Aviation Ltd.                                                    7,500,000       7,500,000
Deposits and other assets                                                                 172,873         154,113
Goodwill, net                                                                             209,992         256,660
                                                                                     ------------    ------------
            Total assets                                                             $ 12,637,135    $ 17,780,781
                                                                                     ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                                        108,762         113,766
     Accounts payable                                                                   1,083,203       1,640,406
     Accrued payroll and payroll taxes                                                    283,922         305,048
                                                                                     ------------    ------------
            Total current liabilities                                                   1,475,887       2,059,220

Dividends payable                                                                          67,456          75,704
Minority interest                                                                       1,301,900         896,892
Notes payable, less current portion                                                            --          50,268
                                                                                     ------------    ------------
                                                                                        1,369,356       1,022,864
            Total liabilities                                                           2,845,243       3,082,084
                                                                                     ------------    ------------
Commitments and contingencies

Stockholder's equity:
    Series  A convertible preferred stock, $.01 par value, 1,250,000 shares authorized, 201,820 and 209,750 issued
            and outstanding at September 30, 1997 and March 31, 1997, respectively          2,018           2,098
    Series B convertible preferred stock, $.01 par value
            1,250,000 shares authorized, 1,058,325 and 1,194,500 issued
            and outstanding at September 30, 1997 and March 31, 1997, respectively         10,583          11,945
    Series C convertible preferred stock, $.01 par value,
            1,500,00 shares authorized, 896,866 and 853,994 issued
            and outstanding at  September 30, 1997 and March 31, 1997 respectively          8,969           8,540
    Common stock, $.01 par value, 125,000,000 shares authorized,
            49,867,200 and 49,105,212 shares issued and outstanding
            at  September 30, 1997 and March 31, 1997, respectively                       498,671         491,052
    Additional paid-in capital                                                         47,716,261      46,649,030
    Losses that have accumulated during the development stage                         (38,354,610)    (32,373,968)
                                                                                     ------------    ------------
                                                                                        9,881,892      14,788,697
    Treasury Stock, at cost, 31,579 common shares                                         (90,000)        (90,000)
                                                                                     ------------    ------------
            Total stockholders' equity                                                  9,791,892      14,698,697
                                                                                     ------------    ------------
Total liabilities and stockholders' equity                                           $ 12,637,135    $ 17,780,781
                                                                                     ============    ============


          See accompanying notes to consolidated financial statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (a development stage company)

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS for the three months and six months ended September 30, 1997 and 1996 and cumulative for the period from inception of development stage activities, April
                      1, 1989, through September 30, 1997

                                                      Three Months                     Six Months             Cumulative
                                                     Ended September 30,             Ended September 30,        Since
                                                   1997             1996            1997            1996     April 1, 1989
                                                   ----             ----            ----            ----     -------------
Travel Commissions, net                       $         --    $     84,722    $        --    $    198,504    $    813,879

Management fee income                                   --              --             --              --         138,021

Airline/Cargo booking revenues                      28,106              --         58,668              --         152,489

Reservation center revenues                        275,671         165,356        792,458         266,348       1,873,935

License fee income                                   2,000           6,000          8,000          12,000         103,350
                                              ------------    ------------    -----------    ------------    ------------

Revenues                                           305,777         256,078        859,126         476,852       3,081,674

Start-up and organizational expenses            (3,501,627)     (2,993,551)    (6,387,414)     (5,575,899)    (41,979,498)

Interest and dividend income                        34,341          24,522        100,885          66,562         445,396
                                              ------------    ------------    -----------    ------------    ------------
Net loss before minority interest
        in net loss of subsidiary               (3,161,509)     (2,712,951)    (5,427,403)     (5,032,485)    (38,452,428)
                                              ------------    ------------    -----------    ------------    ------------

Minority interest in net loss of subsidiary        308,940              --        595,001              --       2,608,109
                                              ------------    ------------    -----------    ------------    ------------

Net loss                                        (2,852,569)     (2,712,951)    (4,832,402)     (5,032,485)    (35,844,319)
                                              ------------    ------------    -----------    ------------    ------------

Preferred stock dividends                         (527,959)             --     (1,148,240)             --      (2,510,291)
                                                                                                             ------------
Net loss applicable to common                   (3,380,528)     (2,712,951)    (5,980,642)     (5,032,485)    (38,354,610)
       stock                                  ============    ============    ===========    ============    ============

Net loss per common share
       outstanding                            $       (.07)   $       (.06)   $      (.12)   $       (.11)
                                              ============    ============    ===========    ============
Weighted average number of common
       shares outstanding                       49,533,939      46,275,834     49,527,689      46,048,741
                                              ============    ============    ===========    ============


          See accompanying notes to consolidated financial statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (a development stage company)

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended September 30, 1997 and 1996
          and cumulative for the period from inception of development stage activities, April 1, 1989, through September 30, 1997

                                                                      Six Months
                                                                  Ended September 30,        Cumulative
                                                           ----------------------------        Since
                                                            1997                1996        April 1, 1989
                                                           ------             -------       -------------
Cash flows from operating activities:
     Net loss                                               $(4,832,402)    $(5,032,485)   $(35,844,319)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization expense                    643,495         551,409       3,197,884
       Compensation paid through issuance of stock              432,000         210,000       1,237,964
       Transaction fee                                               --              --       1,140,000
       Services paid through issuance of stock                   62,143         193,010       1,760,450
       Common stock options and warrants issued                      --              --         401,010
             as compensation
       Common stock issued as an adjustment of the                   --              --         193,408
             Tranch E note conversion price
       Warrants issued as preferred stock non-                       --              --         591,031
             conversion incentive
       Write-off of amount due from joint venture partner            --              --         737,662
       Rent paid through in-kind contribution                   157,855         170,460         669,235
       Minority interest in net loss of subsidiary              405,005              --          52,855
       Other                                                         --              --         157,985
                                                            -----------    ------------    ------------
                                                             (3,131,904)     (3,907,606)    (25,704,835)
     Changes in assets and liabilities:
     Prepaids, deposits and trade receivables                   162,728        (186,194)       (801,909)
     Accounts payable                                          (557,203)     (1,098,184)        459,795
     Accrued payroll and payroll taxes                          (21,126)         28,935         227,345
     Accrued interest                                            19,744          (8,091)        220,629
                                                            -----------    ------------    ------------
         Net cash used in operating activities               (3,527,761)     (5,171,140)    (25,598,975)
                                                            -----------    ------------    ------------
Cash flows from investing activities:
     Purchase of property and equipment                        (562,823)       (285,156)     (3,679,983)
     Purchase of securities                                          --              --         (22,000)
     Investment in American Aviation Ltd.                            --              --      (7,500,000)
                                                            -----------    ------------    ------------
         Net cash used in investing activities                 (562,823)       (285,156)    (11,201,983)
                                                            -----------    ------------    ------------
Cash flows from financing activities:
     Issuance of common stock                                        --              --       1,858,095
     Proceeds from exercise of stock options                         --              --         147,557
     Issuance of preferred stock                                     --       8,675,000      23,320,521
     Stock subscriptions                                             --              --       1,297,000
     Proceeds from notes payable                                     --              --         538,000
     Preferred stock dividends                                 (384,792)       (130,775)       (641,226)
     Proceeds from related parties                                   --              --      15,595,287
     Payments on notes payable                                  (55,272)        (39,579)       (691,262)
     Payments to related parties                                 (8,702)     (1,032,560)     (2,162,281)
     Payments on capital lease obligation                            --          (3,989)         12,194
                                                            -----------    ------------    ------------

         Net cash provided by financing activities             (448,766)      7,468,097      39,273,885
                                                            -----------    ------------    ------------

Increase (decrease) in cash and cash equivalents             (4,539,350)      2,011,801       2,472,927
Cash and cash equivalents, beginning of period                7,012,277       2,078,510              --
                                                            -----------    ------------    ------------

Cash and cash equivalents, end of period                    $ 2,472,927    $  4,090,311    $  2,472,927
                                                            ===========    ============    ============



         See accompanying notes to consolidated financial statements.

               PHOENIX INFORMATION SYSTEMS CORP. AND SUBSIDIARIES
                         (A development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                  (unaudited)

NOTE  A

     The accompanying consolidated financial statements include the accounts of Phoenix Information Systems Corp. ("Phoenix Information") and its subsidiaries, Phoenix Systems Group, Inc. (wholly owned since March 27, 1995), Phoenix Systems Ltd. ("PSL" wholly owned since November 11, 1993), Hainan Phoenix Information Systems, Ltd. (70% owned since November 22, 1993), Phoenix Transaction Services, Inc. (wholly owned since June 3, 1997), and American International Travel Agency, Inc. ("AIT", wholly owned since September 15, 1994 and sold in November, 1996). The consolidated group of companies is collectively referred to herein as "Phoenix" or the "Company". All significant intercompany accounts and transactions have been eliminated.

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

                  In fiscal 1996, Phoenix commenced operations in the United States and China. Efforts are under way to enlist additional airlines, hotels and other travel service providers. While Phoenix has now commenced operations, the Company has only a brief operating history and has yet to generate significant revenues or earnings.Consequently, Phoenix's continued existence has depended, primarily, upon its ability to raise capital.

                  In China, Phoenix has installed and begun to operate its advanced computerized travel information network for domestic airlines. Phoenix provides state-of-the-art, travel-related information services to China through its 70% owned joint venture with China Southern Airlines Company, Ltd.

RESULTS OF OPERATIONS

                  During the six months ended September 30, 1997, and the fiscal years ended March 31, 1997, 1996 and 1995, the Company sustained net losses of $5,980,642, $12,393,872, $9,704,318, and $4,841,824, respectively.
Losses are anticipated to continue until the data network in China is fully implemented and utilized by China Southern for its reservation and data processing services.

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

                  For the quarter ended September 30, 1997, the Company had revenues of $305,777 versus $256,078 for the quarter ended September 30, 1996, an increase of 19% as the revenue from Laker Airlines more than offset the prior-year revenue associated with AIT. For the quarter ended September 30, 1997, the Company had start-up and organizational expenses of $3,501,627 compared to $2,993,551 for the quarter ended September 30, 1996, an increase of $508,076 or 17%. The growth in expenses was concentrated in stock option compensation (+$81,000), increased business travel to China (+$149,261), communications expenses (+$117,557), and consulting expenses primarily in support of the Joint Venture (+$169,042).

For the six months ended September 30, 1997, the Company had start-up and organizational expenses of $6,387,414 as compared to $5,575,899 for the comparable prior year period, an increase of $811,515 or 15%. The growth in spending for the fiscal year-to-date period was concentrated in the same categories: stock option compensation (+$222,000), communications expense (+$244,008), consulting fees (+$161,238) and travel, primarily to China (+$245,398).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital; Financial Instability

                  As of September 30, 1997, Phoenix had stockholders' equity of $9,791,892 and working capital of $1,639,865. Phoenix has not generated significant revenues, earnings or history of operations from inception through September 30, 1997.

                  Phoenix continues its efforts to raise funds in order to assure that the Company will have sufficient capital to meet its obligations and to implement its proposed operations and plans through late 1998, at which time operating cash flow is projected to turn positive. However, no assurances can be given that such efforts will be successful.

                  For the six months ended September 30, 1997 net cash used in operations declined by $1,643,379 or 32% from the six months ended September 30, 1996, principally due to lower losses, a significant paydown of accounts payable during the six months ended September 30, 1996, and the recording in the period ending September 30, 1997 of the minority interest in the net loss of Hainan Phoenix Information Systems, Ltd. Net cash provided by financing activities declined by $7,916,863 during the six months ended September 30, 1997 from the comparable prior year period. A net outflow of $448,766 occurred during the six months ended September 30, 1997, primarily associated with the payment of preferred stock dividends. The six months ended September 30, 1996 had a net inflow from financing activities of $7,468,097 that resulted from the issuance of the Series A and B 6% convertible preferred stock, offset partly by payments to related parties.

                  In April 1996, Phoenix issued $5,000,000 of Series A 6% convertible preferred stock. The preferred stock was convertible into common stock at a 15% discount to market, originally subject to a maximum conversion price of $4.00 per share and a minimum of $2.00 per share. The market value of the Company's common stock at the date of issuance of the Series A 6% convertible preferred stock was below the $2.00 per share minimum conversion price. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. During the six months ended September 30, 1997, 7,930 shares of Series A convertible preferred stock were converted into 25,000 shares of the Company's common stock.

                  In September 1996, Phoenix issued $4,000,000 of Series B 6% convertible preferred stock. The preferred stock is convertible into common stock at the market value of the Company's common stock at the date of conversion. If not converted by the purchaser prior to the second anniversary of the issuance date, the preferred stock will automatically be converted into common stock. In conjunction with the issuance of the Series B shares, the discount on the Series A convertible preferred stock was amended from 15% to 20% and the maximum conversion price of $4.00 per share and minimum of $2.00 per share were removed. The Company recorded a Series A 6% convertible preferred stock dividend of $658,015 for the difference between the conversion prices of the Series A 6% convertible preferred stock and the fair market value of the Company's common stock at the date of the amendment. During the six months ended September 30, 1997, 136,175 shares of Series B convertible preferred stock were converted into 663,038 shares of the Company's common stock.

                  On December 23, 1996, Phoenix acquired for $7,500,000 a 25% interest in American Aviation Limited, through the exercise of an option. The acquisition was financed by the issuance of 833,333 shares of Series C Convertible Preferred Stock for $15,000,000 to S-C Phoenix Partners. American Aviation is a company owned by affiliates of Quantum Industrial Holdings Ltd., George Soros and Purnendu Chatterjee. American Aviation's sole asset is a 21% interest in Hainan Airlines, which it purchased for $25,000,000 in December 1995. Phoenix accounted for the investment by the cost method, because it has no influence on the operations of American Aviation Ltd. despite holding a 25% interest. Phoenix can neither sell or collateralize the investment without the unanimous consent of the owners, who have stated that material financial concessions would be required of Phoenix for such consent.

                  S-C Phoenix Partners ("SC"), an investment partnership also comprised of affiliates of Quantum Industrial Holdings Ltd., George Soros, and Purnendu Chatterjee, is a major shareholder of Phoenix, holding both common stock and Series C convertible preferred stock.

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

                  Reference is made to Item 3 of the Company's Form 10-K for the fiscal year ended March 31, 1997, for additional information regarding this proceeding.

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

                  On June 26, 1997, Hainan Airlines Co., Ltd. completed a Public Offering ("Offering") and was listed on the Shanghai Stock Exchange. The Offering was for 71 million Chinese B-shares at $0.47 per share, representing 15 percent of Hainan's outstanding shares. The B-shares are a class of Chinese stock that can be purchased by foreigners. Affiliates of Quantum Industrial Holdings Ltd., George Soros, and Purnendu Chatterjee established American Aviation in December 1995, and Phoenix arranged for American Aviation to purchase a 25 percent interest in Hainan Airlines. For arranging this purchase, Phoenix obtained an option to purchase a portion of American Aviation. In December 1996, Phoenix paid $0.30 per Hainan share to exercise its option to purchase a 25 percent interest in American Aviation Limited, which owns 100.04 million shares of Hainan Airlines. The American Aviation investment in Hainan Airlines represented the first equity investment in a Chinese airline by a foreign investor. Hainan Airlines is one of China's fastest growing regional carriers and a customer of the Joint Venture with China Southern on a limited basis. As a result of the Offering, American Aviation Limited now holds a 21% interest in Hainan Airlines.

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


                                   PHOENIX INFORMATION SYSTEMS CORP.
                                   ---------------------------------
                                   (Registrant)

Dated:  October 29, 1997           /s/  DELBERT F. BLOSS
                                   ---------------------------------
                                   Delbert F. Bloss, Chief Executive Officer

                                   /s/  PETER J. FORD
                                   ---------------------------------
                                   Peter J. Ford, Vice President and
                                   Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NUMBER    EXHIBIT  DESCRIPTION
     11)          Earnings Per Share - See Consolidated Statement of Operations

     27)          Financial Data Schedule (for SEC use only)